Form 10-Q
period 1996-03-31
VMARK SOFTWARE INC
filed 1996-05-15
CIK 885474

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (MARK ONE)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR
  | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  COMMISSION FILE NUMBER 0-20059

                          ----------------------------

                              VMARK SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                04-2818132
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)         Identification No.)

  50 WASHINGTON STREET                           01581-1021
WESTBORO, MASSACHUSETTS                          (Zip Code)
(Address of principal executive offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (508) 366-3888

                          ----------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES   X                NO
      -----                 -----

  The number of shares outstanding of each of the registrant's classes of common stock as of:

  DATE                      CLASS                       OUTSTANDING SHARES

March 31, 1996       Common stock, $.01 par value           8,129,469

The index to the Exhibits appears on page 14

===============================================================================

                              VMARK SOFTWARE, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS

                                                                              PAGE NUMBERING IN
                                                                       SEQUENTIAL NUMBERING SYSTEM
                                                                       ----------------------------
PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 1996
          and December 31, 1995                                                     3

          Condensed Consolidated Statements of Operations for the three
          months ended March 31, 1996 and April 2, 1995                             4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 1996 and April 2, 1995                             5

          Notes to Condensed Consolidated Financial Statements                      6

Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                       8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                        12

Item 6.   Exhibits and Reports on Form 8-K                                         12

          Signatures                                                               13

PART I         FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              VMARK SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                             March 31,    December 31,
                                               1996           1995
                                             ---------    ------------
ASSETS
Current assets:
 Cash and equivalents                         $14,287       $12,267
 Accounts receivable - net                     15,621        15,468
 Income tax receivable                            913         3,464
 Prepaid expenses and other                     2,636         2,355
 Deferred income taxes - current                3,695         1,749
                                              -------       -------
   Total current assets                        37,152        35,303
                                              -------       -------
Property and equipment - net                   15,239        15,253
                                              -------       -------
Long-term assets:
 Intangible assets and software costs           7,325         8,055
  - net
 Cash surrender value of officers'            1,098           983
  life insurance
 Deposits and other                               262           538
 Deferred income taxes - long term              1,385         3,221
                                              -------       -------
   Total long-term assets                      10,070        12,797
                                              -------       -------
Total assets                                  $62,461       $63,353
                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit                               $     0        $    0
 Note payable and current portion  of             199           782
  long-term debt
 Accounts payable and accrued expenses          5,157         6,587
 Accrued compensation                           1,222         2,002
 Accrued merger costs                             698         1,286
 Deferred revenue                               7,232         5,514
 Income taxes payable                             930           744
                                              -------       -------
   Total current liabilities                   15,438        16,915
                                              -------       -------
Long-term liabilities:
 Obligations under capital leases               9,175         9,227
 Deferred rent                                     24            44
                                              -------       -------
   Total long-term liabilities                  9,199         9,271
                                              -------       -------
Stockholders' equity:
 Common stock, $.01 par value                      81            81
 Additional paid in capital                    45,099        44,383
 Accumulated deficit                           (6,650)       (7,209)
 Cost of treasury stock                          (447)
 Unearned compensation                           (135)
 Cumulative translation adjustment               (124)          (88)
                                              -------       -------
   Total stockholders' equity                  37,824        37,167
                                              -------       -------
Total liabilities and stockholders' equity    $62,461       $63,353
                                              =======       =======


                     VMARK SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                            Three Months Ended
                                         -----------------------
                                          March 31,    April 2,
                                            1996         1995
                                          ---------    --------
Revenue:
  Software                                 $ 9,087      $10,502
  Services and other                         8,649        7,374
                                           -------      -------
    Total revenue                           17,736       17,876
                                           -------      -------
Costs and expenses:
  Costs of software                          1,165        1,327
  Costs of services and other                4,584        3,655
  Selling & marketing                        6,712        6,409
  Product development                        2,487        2,605
  General & administrative                   1,818        1,574
                                           -------      -------
    Total costs and expenses                16,766       15,570
                                           -------      -------
Income from operations                         970        2,306

Other income (expense)-net                    (100)          76
                                           -------      -------
Income  before provision for income           870        2,382
  taxes

Provision for income taxes                     311          869
                                           -------      -------
Net income                                 $   559      $ 1,513
                                           =======      =======
Net income per common share                $   .07      $   .18
                                           =======      =======
Weighted average number of common and
  common equivalent shares outstanding       8,352        8,361
                                           =======      =======

                     VMARK SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                               Three Months Ended
                                              ---------------------
                                               March 31,   April 2,
                                                  1996       1995
                                               ---------   --------
Cash flows from operating activities:
Net income                                      $  559       $ 1,513
Adjustments to reconcile net income to net
 cash used in operating activities:
 Depreciation and amortization                   1,661         1,706
 Deferred income taxes                            (110)         (275)
 Increase in cash from:
   Current assets                                2,117          (356)
   Current liabilities                          (1,477)         (373)
                                               -------       -------
    Cash provided by operations                  2,750         2,215
                                               -------       -------
Cash flows from investing activities:
 Expenditures for property and equipment          (720)       (1,087)
 Expenditures for intangible assets               (197)       (1,604)
 Decrease (increase) in cash surrender
  value of officers' life insurance and
  deposits and other                               161          (188)
                                               -------       -------
    Cash used in investing activities             (756)       (2,879)
                                               -------       -------
Cash flows from financing activities:
 Sales of common stock                             581           417
 Repurchase of common stock                       (447)
 Proceeds from borrowing under line of credit                    150
 Repayments of capital lease and other
  obligations                                      (72)         (128)
                                               -------       -------
     Cash provided by financing activities          62           439
                                               -------       -------
Effect of exchange rate changes on cash            (36)          106
                                               -------       -------
Increase (decrease) in cash and equivalents      2,020          (119)

Cash and equivalents, beginning of period       12,267        16,017
                                               -------       -------
Cash and equivalents, end of period            $14,287       $15,898
                                               =======       =======

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    On June 14, 1995, VMARK Software, Inc. (the "Company") merged with Easel Corporation, a publicly traded company ("Easel"), pursuant to an Agreement and Plan of Merger and Reorganization (the "Agreement") dated January 27, 1995. Under the terms of the Agreement, Easel merged into the Company and holders of Easel's common stock exchanged their shares for approximately 1,350,000 shares of the Company's common stock. The merger was accounted for as a pooling-of-interests and, accordingly, the 1995 consolidated financial statements have been restated to include the accounts of Easel.

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results which would be expected for the full year.

2.  Income Per Common Share

    Income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Common stock equivalents consist of stock options converted using the treasury stock method.

3.  Income Taxes

    The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

    The Company has approximately $16,500,000 of available net operating loss carryforwards. These carryforwards expire through 2009, in the case of US-generated losses, and are available indefinitely in the case of foreign-generated losses, however, the losses cannot be applied against income generated in a trade or business significantly different from that which gave rise to the carryforward. Because of US tax regulations utilization of US losses in any one year will be subject to limitation due to the Easel merger.

  4.  Acquisition

     In January 1996, the Company's Australian subsidiary, VMARK Asia-Pacific, purchased FT Technology Institute ("FT"), an education and service training business based in Sydney, Australia, for approximately $360,000. The purchase of FT, an established provider of professional education and training services, further expands the Company's international presence and enhances the growing and profitable solutions-provider side of the Company's business. The acquisition was accounted for as a purchase, and the purchase price was allocated between property and equipment and intangible assets. Pro forma information is not provided because the effect of the acquisition is not material to the financial statements taken as a whole.

  5.  Litigation

     The Company is a defendant, together with certain of its officers, in two actions filed in October 1995 in the U.S. District Court for the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has filed a motion to dismiss the Complaint for failure to state a claim, and oral arguments on the motion have not yet been scheduled.
     Based upon its review to date, management of the Company believes that the actions are without merit and plans to oppose them vigorously.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              VMARK SOFTWARE, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three months ended March 31, 1996.

                                          Three Months Ended
                                         -------------------
                                         March 31,  April 2,
                                           1996      1995
                                         ---------  --------
Revenue:
  Software                                 51.2%     58.7%
  Services and other                       48.8       41.3
                                          -----      -----
    Total revenue                         100.0      100.0
                                          -----      -----
Costs and expenses:
  Costs of software                         6.6        7.4
  Costs of services and other              25.8       20.4
  Selling and marketing                    37.8       35.9
  Product development                      14.0       14.6
  General and administrative               10.3        8.8
                                          -----      -----
    Total costs and expenses               94.5       87.1
                                          -----      -----
Income from operations                      5.5%      12.9%
                                          =====      =====


REVENUE

The Company's total revenue decreased 1% to $17,736,000 in the first quarter of 1996 from $17,876,000 in the first quarter of 1995. The decrease in the first quarter revenue was due to a decrease in the volume of software licenses. Software license revenue for the first quarter of 1996 decreased 14% from the first quarter of 1995 and decreased to 51% as a percentage of total revenue. The decrease in software licenses is due primarily to a continued decline in sales of Easel-related products.

Services and other revenue, consisting of consulting, training, and software maintenance continued to experience substantial growth increasing 17% for the first quarter of 1996 as compared to the same period in 1995. The increase in services and other revenue resulted from the continued growth in the Company's customer maintenance base, as well as an increase in consulting revenue due to the Company's selling of software combined with professional services. The Company's sales offerings incorporate more professional service activities and, as such, it is expected that total revenues will continue to carry comparatively equal percentages of licenses and services revenue.

The Company initiated a leasing program during the quarter and recorded a substantial sale that was financed through this leasing program. All sales under this program are on a non-recourse basis. The program facilitates customer purchases through a third-party financing arrangement and is available to prospective customers as well as the current customer base.

COSTS OF SOFTWARE

Costs of software, which consist of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased 12% to $1,165,000 for the first quarter of 1996, from $1,327,000 for the same period of the prior year. This decrease in costs of software is due to reductions in royalties expenses from the decrease in new licenses sales and a decrease in the amortization expense of purchased technology licenses.

COSTS OF SERVICES AND OTHER

Costs of services and other, which consist of consulting, training, and other customer support service costs increased 25% to $4,584,000 for the first quarter as compared to the same period of the prior year. This increase in costs is attributable to the overall increase in activity in the services business. Costs of services and other as a percentage of services and other revenue increased to 53% for the first quarter from 50% for the comparable period in 1995. The profit margin associated with services and other revenue has decreased slightly for the first quarter 1996 in comparison to the same period in 1995 due to a change in the mix of services and other revenue. A higher percentage of the increase in services and other revenue is comprised of training and consulting revenue which typically has a lower profit margin than that derived from customer maintenance support.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, increased 5% to $6,712,000 in the first quarter of 1996 compared to the same period of the prior year. Selling and marketing expenses as a percentage of total revenue for the first quarter increased to 38% in 1996 from 36% in 1995. The increases were due primarily to increased marketing and promotional activities, particularly in international markets, when compared to the 1% decrease in quarterly revenue.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, decreased 5% to $2,487,000 in the first quarter of 1996 as compared to the same period of the prior year. This decrease in spending is due primarily to economies of scale being attained and cost reductions resulting from the merger of the Easel and VMARK development operations. These expense reductions occurred mainly in personnel and facility costs. Product development expenses as a percentage of revenue decreased to 14% for the first quarter as compared to 15% for the comparable period of 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 16% to $1,818,000 for the first quarter of 1996 as compared to the same period of the prior year. The first quarter increase was due primarily to increases in the bad debt provision, legal costs, and facility charges. The Company also made significant investment in its internal management information systems in the first quarter of 1996. General and administrative expenses as a percentage of revenue was 10% for the first quarter of 1996 as compared to 9% for the comparable period in the prior year.

INCOME TAXES

The Company recorded provisions for income taxes of $311,000 for the first quarter of 1996 compared to $869,000 for the first quarter of 1995. This represents an effective tax rate of 36% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. At March 31, 1996 the Company had $14,287,000 in cash and cash equivalents and $21,714,000 in working capital.
The Company has a working capital line of credit with a bank under which the Company may borrow, on an unsecured basis, up to the lesser of $10,000,000 or 80% of eligible accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends. The Company's eligible accounts receivable at March 31, 1996 exceeded the amount necessary to access fully the line of credit. At March 31, 1996, there was no indebtedness outstanding under the line of credit facility.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan, and amounts available under its credit facility will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the quarter, the Company together with a third-party leasing company, initiated a leasing program available to current and potential customers, which will enable customers to obtain qualified financing. Under the program, customers will be able to finance purchases through operating and capital leases with a third-party lessor. All sales under this program are on a non-recourse basis and will be subject to the Company's normal revenue recognition policies. During the first quarter of 1996, the first sale under this program occurred for a total of $1.8 million.

CAUTIONARY STATEMENT

When used anywhere in the From 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "Project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks are set forth in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II        OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court in the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaints that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market priced of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has filed a motion to dismiss the Complaint for failure to state a claim, and oral arguments on the motion have not yet been scheduled. Based upon its review to date, management of the Company believes that the actions are without merit and plans to oppose them vigorously.

ITEMS 2 - 5  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         11.1  Statement regarding computation of per share earnings.

         27    Financial Data Schedule

         (b) The Company did not file a report on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    VMARK Software, Inc.
                                    (Registrant)


                                    /s/ Robert M. Morrill
  Dated: May 14, 1996               -------------------------------------
                                    Robert M. Morrill
                                    President and Chief Executive Officer
                                    and Chairman (principal executive
                                    officer)




                                    /s/ Charles F. Kane
  Dated:  May 14, 1996              ---------------------------------------
                                    Charles F. Kane
                                    Vice President of Finance and
                                    Chief Financial Officer, (principal
                                    accounting officer)

                              VMARK SOFTWARE, INC.

                                 EXHIBIT INDEX



                                                                             PAGE NUMBER IN
                                                                       SEQUENTIAL NUMBERING SYSTEM
                                                                       ---------------------------
  11.1    Statement regarding computation of per share earnings                    15

  27      Financial Data Schedule                                                  16