Form 10-Q
period 1996-06-30
VMARK SOFTWARE INC
filed 1996-08-14
CIK 885474

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

   COMMISSION FILE NUMBER 0-20059

                               -----------------

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


                               -----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X               No
                  -----                -----

     The number of shares outstanding of each of the registrant's classes of common stock as of:


   DATE                          CLASS                      OUTSTANDING SHARES
June 30, 1996         Common stock, $.01 par value               8,205,122


The index to the Exhibits appears on page 14

- --------------------------------------------------------------------------------

                              VMARK SOFTWARE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996


                                  TABLE OF CONTENTS

                                                                         PAGE NUMBERING IN
                                                                  SEQUENTIAL NUMBERING SYSTEM
                                                                  ---------------------------
PART I     FINANCIAL INFORMATION

Item I     Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           June 30, 1996 and December 31, 1995                                 3

           Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 1996
           and July 2, 1995                                                    4

           Condensed Consolidated Statements of Cash Flows for the
           three and six months ended June 30, 1996 and July 2, 1995           5

           Notes to Condensed Consolidated Financial Statements                6

Item 2     Management's Discussion and Analysis of Financial                   9
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item I.    Legal Proceedings                                                   13

Item 2.    Changes in Securities                                               13

Item 4.    Submission of Matters to a Vote of Security Holders                 13

Item 6.    Exhibits and Reports on Form 8-K                                    14

           Signatures                                                          15


Part I    FINANCIAL INFORMATION

Item I.   Condensed Consolidated Financial Statements


                                      VMARK Software, Inc.
                             Condensed Consolidated Balance Sheets
                                       (in thousands)

ASSETS                                                    June 30, 1996         Dec. 31, 1995
                                                          -------------         -------------

Current assets:
  Cash and equivalents                                        $13,080                $12,267
  Accounts receivable - net                                    15,425                 15,468
  Income tax receivable                                           939                  3,464
  Prepaid expenses and other                                    3,102                  2,355
  Deferred income taxes                                         1,869                  1,749
                                                              -------                -------
    Total current assets                                       34,415                 35,303
                                                              -------                -------

Property and equipment - net                                   14,931                 15,253
                                                              -------                -------

Long-term assets:
  Intangible assets - net                                       6,984                  8,055
  Deferred income taxes                                         3,221                  3,221
  Other long-term assets                                        1,263                  1,521
                                                              -------                -------
    Total long-term assets                                     11,468                 12,797
                                                              -------                -------

Total assets                                                  $60,814                $63,353
                                                              =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                              $ 1,462                $    --
  Note payable and current portion of long-term debt              204                    782
  Accounts payable and accrued expenses                         7,734                  9,333
  Accrued merger and restructuring costs                        1,134                  1,286
  Deferred revenue                                              6,065                  5,514
                                                              -------                -------
    Total current liabilities                                  16,599                 16,915
                                                              -------                -------

Long-term liabilities:
  Obligations under capital leases                              9,132                  9,271
                                                              -------                -------

Stockholders' equity                                           37,422                 37,167
Cost of treasury stock                                         (2,339)                    --
                                                              -------                -------
    Total stockholders' equity                                 35,083                 37,167
                                                              -------                -------

Total liabilities and stockholders' equity                    $60,814                $63,353
                                                              =======                =======


                                   VMARK Software, Inc. and Subsidiaries
                             Condensed Consolidated Statements of Operations
                                  (In thousands, except per share data)

                                                       Three Months Ended                  Six Months Ended
                                                  June 30, 1996    July 2, 1995      June 30, 1996    July 2, 1995
                                                  -------------    ------------      -------------    ------------

Revenue:
  Software                                           $ 9,238           $10,091           $18,325         $20,593
  Services and other                                   8,720             7,636            17,369          15,010
                                                     -------           -------           -------         -------
    Total revenue                                     17,958            17,727            35,694          35,603
                                                     -------           -------           -------         -------

Costs and expenses:
  Costs of software                                    1,171             1,349             2,336           2,676
  Costs of services and other                          4,544             3,982             9,128           7,637
  Selling & marketing                                  6,579             6,852            13,291          13,262
  Product development                                  2,187             2,479             4,674           5,084
  General & administrative                             1,883             1,891             3,701           3,464
  Merger, integration & restructuring costs            2,125             6,882             2,125           6,882
  Litigation & settlement costs                           --               499                --             499
                                                     -------           -------           -------         -------
    Total costs and expenses                          18,489            23,934            35,255          39,504
                                                     -------           -------           -------         -------

Income (loss) from operations                           (531)           (6,207)              439          (3,901)

Other income (expense) - net                            (102)              (52)             (202)             24
                                                     -------           -------           -------         -------

Income (loss) before provision for income taxes         (633)           (6,259)              237          (3,877)

Provision (credit) for income taxes                       92            (1,670)              403            (801)
                                                     -------           -------           -------         -------

Net loss                                             $  (725)          $(4,589)          $  (166)        $(3,076)
                                                     =======           =======           =======         =======

Net loss per common share                            $ (0.09)          $ (0.58)          $ (0.02)        $ (0.39)
                                                     =======           =======           =======         =======

Weighted average number of common and
common equivalent shares outstanding                   8,058             7,970             8,094           7,943
                                                     =======           =======           =======         =======


                                 VMARK Software, Inc. and Subsidiaries
                             Condensed Consolidated Statements of Cash Flows
                                          (in thousands)

                                                                            Six Months Ended
                                                                            ----------------
                                                                        June 30,            July 2,
                                                                         1996                1995
                                                                       ---------            -------

Cash flows from operating activities:
Net Loss                                                               $  (166)             $(3,076)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                                           3,301                3,361
 Amortization of restricted stock awards                                     7                   --
 Deferred income taxes                                                    (120)              (1,945)
 Increase (decrease)in cash from:
   Current assets                                                        1,594                 (368)
   Current liabilities                                                  (1,939)               2,853
                                                                       -------              -------
   Cash provided by operating activities                                 2,677                  825
                                                                       -------              -------

Cash flows from investing activities:
 Expenditures for property and equipment-net                            (1,106)              (1,564)
 Expenditures for intangible assets                                       (802)              (1,748)
 Decrease (increase) in cash surrender value of officers' life
  insurance and deposits and other                                         258                 (184)
                                                                       -------              -------
   Cash used in investing activities                                    (1,650)              (3,496)
                                                                       -------              -------

Cash flows from financing activities:
 Borrowings (repayments) under line-of-credit                            1,462               (1,250)
 Sale of common stock                                                      883                  606
 Repurchase of common stock                                             (2,339)
 Repayments under capital lease and other obligations                     (134)               ( 104)
                                                                       -------              -------
   Cash used in financing activities                                      (128)                (748)
                                                                       -------              -------

Effect of exchange rate changes on cash                                    (86)                  92
                                                                       -------              -------

Increase (decrease) in cash and equivalents                                813               (3,327)

Cash and equivalents, beginning of period                               12,267               16,017
                                                                       -------              -------
Cash and equivalents, end of period                                    $13,080              $12,690
                                                                       =======              =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

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

2.   Loss Per Common Share

     Loss per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Common stock equivalents consist of stock options converted using the treasury stock method and are included in the calculation only if dilutive.

3.   Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

     The Company has approximately $16,500,000 of available net operating loss carryforwards. These carryforwards expire through 2009, in the case of US-generated losses, and are available indefinitely in the case of foreign-generated losses, however, the losses cannot be applied against income generated in a trade or business significantly different from that which gave rise to the carryforward. Because of US Tax regulations, utilization of US losses in any one year will be subject to certain limitations.

4.   Restructuring

     In the quarter ended June 30, 1996, the Company recorded restructuring costs totaling $2,125,000 This charge was associated with the downsizing of ObjectStudio-related activities and included employee severance and benefits, moving and facility consolidation costs, and the write-off of costs of capitalized software.

     In connection with the merger with Easel Corporation, the Company recorded a one-time charge in the quarter ended June 30, 1995 for merger-related costs of $6,882,000. Included in these costs were legal, investment banking and accounting fees associated with the transaction, employee severance expense, and costs associated with combining the operations of the previously separate companies.

5.   Preferred Share Purchase Rights

     On June 6, 1996, the Company's Board of Directors declared a dividend of one purchase right (a "Right") for every outstanding share of the Company's common stock. The Rights were distributed on June 12, 1996 to holders of record as of that date. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Preferred Stock at a price of $75 per one one-thousandth of a share, subject to adjustments in certain events. The Rights will be exercisable only if a person or group acquires 15% or more of the outstanding shares of the Company's common stock or announces a tender offer, the consummation of which would result in such person or group owning 30% or more of the Company's common stock. If a person or group (other than the Company and its affiliates) acquires 15% or more of the Company's outstanding common stock, each Right (other than Rights held by such person or group) will entitle the holder to receive shares of Common Stock, or in certain circumstances, cash, property, or other securities of the Company, having a market value of two times the exercise price of the Right. Also if the Company were acquired in a merger or other business combination, or if more than 50% of its assets or earning power were sold, each holder of a Right would be entitled to exercise such Right and thereby receive common stock of the acquiring company with a market value of two times the exercise price of the Right. Furthermore, at any time after a person or group acquires more than 15% of the outstanding stock, but prior to the acquisition of 50% of such stock, the Board of Directors may, at its option, exchange all or a part of the Rights at an exchange ratio of one share of Common Stock for each Right. The Company will be entitled to redeem the Rights at $.01 per Right, subject to adjustment in certain events, at any time on or prior to the tenth day after public announcement that a 15% or greater position has been acquired by any person or group. The Rights expire on June 12, 2006. The Company has 10,000,000 shares of $.01 par value preferred stock authorized for issuance, of which 15,000 shares have been designated by the Board of Directors as Series A Junior Preferred Stock.

6.   Litigation

     The Company is a defendant together with certain of its officers, in two actions filed in October 1995 in the U.S District Court for the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has denied the allegations in its answer to the Complaint and the proceeding is now in the early stages of discovery. Based upon its review to date, management of the Company believes that the actions are without merit and plans to oppose them vigorously.

 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              VIMARK SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

RESULTS OF OPERATIONS


The following table sets forth certain data as a percentage of total revenue for the three and six months ended June 30, and July 2, 1996.

                                                       Three Months Ended             Six Months Ended
                                                       ------------------             ----------------
                                                    Juno 30,        July 2,         June 30,       July 2,
                                                      1996           1995            1996           1995
                                                    --------        -------         --------       -------
Revenue:
 Software                                             51.4%           56.9%            51.3%         57.8%
 Services and other                                   48.6            43.1             48.7          42.2
                                                     -----           -----            -----         -----
  Total revenue                                      100.0           100.0            100.0         100.0
                                                     -----           -----            -----         -----

Costs and expenses:
 Costs of software                                     6.5             7.6              6.5           7.5
 Costs of services and other                          25.3            22.5             25.6          21.5
 Selling and marketing                                36.6            38.6             37.2          37.3
 Product development                                  12.2            14.0             13.1          14.3
 General and administrative                           10.5            10.7             10.4           9.7
 Merger integration and restructuring costs           11.9            38.8              6.0          19.3
 Litigation and settlement costs                       -               2.8              -             1.4
                                                     -----           -----            -----         -----
  Total costs and expense                            103.0           135.0             98.8         111.0
                                                     -----           -----            -----         -----

Income (loss) from operations                         (3.0)%         (35.0)%            1.2%        (11.0)%
                                                     =====           =====            =====         -----

REVENUE

The Company's total revenue increased 1% to $17,958,000 in the second quarter of 1996 from $17,727,000 in the second quarter of 1995 and remained flat for the first six months of 1996 as compared to the first six months of 1995. Software revenue for the second quarter and first six months of 1996 decreased by 8% and ll%, respectively, from the comparable periods in 1995. Software revenue as a percentage of total revenue decreased to 51% in the second quarter and first six months of fiscal 1996 as compared to 57% and 58% respectively in the second quarter and first six months of 1995. The decrease in software revenue is due primarily to a continued decline in the sale of the ESL product line as well as a flattening in sales of the Company's UniVerse database products.

Services and other revenue, consisting of consulting, training, and software maintenance continued to experience growth with a 14% and 16% increase in the quarter and six months ended June 30, 1996, respectively, as compared to the quarter and six months ended July 2, 1995. Service and other revenue increased to 49% of total revenue in the three and six months ended June 30, 1996, compared to 43% and 42%, respectively, in the same fiscal periods in 1995. The increase in services and other revenue resulted from the continued expansion of the Company's customer maintenance base, as well as an increase in training revenue. Additionally, during the six months ended June 30, 1996, the Company has entered into several large consulting contracts to provide on-site engagement services.

COSTS OF SOFTWARE

Costs of software, which consist of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased 13% to $1,171,000 for the second quarter of 1996 and decreased 13% to $2,336,000 in the first six months of 1996, from $1,349,000 and $2,676,000, respectively for the same periods of the prior fiscal year. This decrease in costs of software is due to reductions in royalties expenses caused by the decrease in new licenses sales. Cost of software has remained at approximately 13% of software revenue for all periods presented.

COSTS OF SERVICES AND OTHER

Costs of services and other, which consist of consulting, training, and other customer support service costs increased 14% to $4,544,000 for the second quarter and increased 20% to $9,128,000 for the first six months of 1996 as compared to the same periods of the prior year. Costs of services and other as a percentage of services and other revenue remained constant at approximately 52% for the second quarter of 1996 compared to the second quarter of 1995 and increased slightly to 53% in the six months ended June 30, 1996 compared to 51% in the six months ended July 2, 1995. The profit margin associated with services and other revenue decreased slightly for the first six months of 1996 from the same period in 1995 due to a change in the mix of services and other revenue. A higher percentage of the increase in services and other revenue in the first quarter of 1996 is comprised of training and consulting revenue which typically has a lower profit margin than revenue derived from customer maintenance support.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, decreased 4% to $6,579,000 or 37% of total revenue in the second quarter of 1996 as compared to $6,852,000 or 39% of total revenue in the second quarter of 1995. The percentage and dollar decreases are due principally to a temporary decline in the sales force headcount at June 30, 1996. The cost savings resulting from the decline in headcount will be reinvested in selling and marketing efforts associated with new products in the last six months of the year. Selling and marketing expenses remained flat at 37% of total revenue in the first six months of 1996 as compared to the first six months of 1995. The decline in sales force personnel did not reduce the year-to-date expenses when compared to the same period of the previous year due to an increase in marketing and promotional activities in international markets in the first quarter of 1996.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, decreased 12% to $2,187,000 in the second quarter of 1996 and decreased 8% to $4,674,000 in the first six months of 1996, as compared to the same periods of the prior year. Product development expenses as a percentage of revenue were 12% of revenue for the first quarter of 1996 and 13% of revenue for the first six months of 1996, as compared to 14% of revenue for the same periods of 1995. This decrease in spending is due primarily to cost savings associated with the restructuring which occurred during the second quarter of 1996 and cost reductions resulting from the merger of Easel Corporation into VMARK.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of finance, human resources, legal, information systems, and administrative departments of the Company. General and administrative expenses remained flat in the second quarter of 1996 and increased 7% to $3,701,000 in the first six months of 1996 as compared to the same period of the prior year. The dollar increase in the year-to-date expenses was due primarily to an increase in the bad debt provision and significant investments in internal management information systems. General and administrative expenses remained at approximately 11% of revenue for the second quarter of 1996 and 1995 and 10% of revenue for the first six months of each year.

NON-RECURRING ITEMS

In the quarter ended June 30, 1996, the Company recorded restructuring costs totaling $2,125,000. This charge was associated with the downsizing of ObjectStudio-related activities and included employee severance and benefits, moving and facility consolidation costs, and the write-off of costs of capitalized software. The change was recorded pursuant to a formal plan adopted and announced in May 1996. The plan was adopted principally as a result of the signing of a letter of intent to form a joint venture with Cincinnati, Ohio-based Cincom whereby this joint venture will now undertake the development and enhancement of the ObjectStudio product line. The establishment of the joint venture is expected to be finalized during the third quarter. The Company will contribute ObjectStudio technology and certain development personnel to the joint venture and will share in the profits and losses of the joint venture on an equal basis with Cincom. Royalties on sales of ObjectStudio product will be paid to the joint venture by both parties.

INCOME TAXES

The Company recorded provisions for income taxes of $92,000 and $403,000 for the second quarter and first six months of 1996 respectively compared to credits of $1,670,000 and $801,000 for the same periods in 1995. The large provision in relation to income in the first six months of 1996 is a result of the unlikelihood of recognition of certain future tax benefits generated in the second quarter. The Company recognized a benefit for the anticipated uses of operating losses incurred in the first six months of 1995 at an effective tax rate of 20.7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. At June 30, 1996 the Company had $13,080,000 in cash and cash equivalents and $19,642,000 in working capital. The Company has a revolving line of credit with a bank under which the Company may borrow up to the lesser of $5,000,000 or 80% of eligible domestic accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends. At June 30, 1996 the Company's eligible accounts receivable exceeded that required to access fully the revolving line of credit. The Company also has a share repurchase line of credit with the same bank under which the Company may borrow up to $5,000,000 to be used solely to make open market repurchases of the Company's common stock. At June 30, 1996, there was $1,462,000 of borrowings outstanding under the share repurchase line of credit facility, which were used to repurchase 120,000 shares of common stock.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan, and amounts available under its credit facilities will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the first quarter of 1996, the Company, together with a third-party leasing company, initiated a leasing program available to current and potential customers. Under the program, customers are able to purchase VMARK products through operating and capital leases with a third party lessor. All sales under this program are subject to the Company's normal revenue recognition policies and are made without recourse to the Company. This leasing program continued in the quarter ended June 30, 1996 and sales under the program in the second quarter totaled approximately $2,100,000. During the six months ended June 30, 1996, sales under the program totaled approximately $3,900,000.

CAUTIONARY STATEMENT

When used anywhere in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements," which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties are set forth in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The Company specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART 11   OTHER INFORMATION

ITEM I.   LEGAL PROCEEDINGS

The Company is a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court in the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has denied the allegations in its answer to the Complaint and the proceeding is now in the early stages of discovery. Based upon its review to date, management of the Company believes that the actions are without merit and plans to oppose them vigorously.

ITEM 2.  CHANGES IN SECURITIES

On June 12, 1996, the Board of Directors of VMARK Software, Inc. adopted a Shareholder Rights Plan that is designed to protect the Company's shareholders in the event of an unsolicited attempt to acquire the Company. The terms of such plan and the Preferred Share Purchase Rights that will be issued in connection with the implementation of such plan are described in the Companies Registration Form on Form 8-A, dated July 17, 1996 and filed with the Securities Exchange Commission on July 29, 1996, which description is incorporated herein by reference.

ITEM 3.   NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of the Company was held on June 6, 1996. Of the 8,087,010 shares eligible to vote, 5,628,620 were represented at the meeting. The following matters were approved at the meeting:

1) The re-election to the Board of Directors of Benjamin F. Robelen and Randolph S. Naylor, each for a term of three years expiring in 1999. Each received favorable votes of 5,458,047 shares.

2) The amendment to the Company's 1986 Stock Option Plan extending the Plan providing an extension of the Plan for a ten year period to June 3, 2006. This matter received favorable votes of 4,842,754 shares and negative votes of 714,022 shares. 71,844 shares, including broker non-votes, specifically abstained from voting.

3) The amendment to the Company's 1991 Director Stock Option Plan increasing the annual option grant to non-employee directors from 4,000 to 5,000 shares. This matter received favorable votes of 5,107,776 shares and negative votes of 452,619 shares. 68,225 shares, including broker non-votes, specifically abstained from voting.

4) The amendment to the Company's 1993 Employee Stock Purchase Plan increasing the number of shares which may be issued from 300,000 to 500,000 shares. This matter received favorable votes of 5,372,482 shares and negative votes of 190,799 shares. 65,339 shares, including broker non-votes, specifically abstained from voting.

5) The ratification of the Board of Director's selection of Deloitte & Touche LLP as the Company's independent public accountants for 1996. This matter received favorable votes of 5,604,592 shares and negative votes of 10,702 shares. 13,326 shares specifically abstained from voting.

ITEM 5.   NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.1 Certificate of Designations, Rights, Preferences and Privileges of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form 8-A dated July 17, 1996 which was filed with the Securities and Exchange Commission on July 29, 1996, Commission File No 000-20059)

               4.1 Rights Agreement dated as of June 12, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A dated July 17, 1996, which was filed with the Securities and Exchange Commission on July 29, 1996, Commission File No. 000-20059)

               27   Financial Data Schedule

          (b)  Reports on Form 8-K:

                    The Company did not file a report on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       VMARK Software, Inc.
                                       (Registrant)



Dated: August 13, 1996                 /s/ Robert M. Morrill
                                       _____________________________________
                                       Robert M. Morrill
                                       President and Chief Executive Officer
                                       and Chairman
                                       (principal executive officer)





                                       /s/ Charles F. Kane
Dated: August 13, 1996                 ______________________________________
                                       Charles F. Kane
                                       Vice President of Finance and
                                       Chief Financial Officer,
                                       (principal accounting officer)