Form 10-Q
period 1996-09-29
VMARK SOFTWARE INC
filed 1996-11-13
CIK 885474

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996 OR
     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    YES X       NO
       ---        ---

    The number of shares outstanding of each of the registrant's classes of common stock as of:

    DATE                CLASS                             OUTSTANDING SHARES
September 29, 1996      Common stock, $.01 par value               8,308,424


The index to the Exhibits appears on page 14

  -----------------------------------------------------------------------------

                              VMARK SOFTWARE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 29, 1996

                                TABLE OF CONTENTS

                                                          PAGE NUMBERING IN
                                                     SEQUENTIAL NUMBERING SYSTEM
                                                     ---------------------------

PART I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of
        September 29, 1996 and December 31, 1995                      3

        Condensed Consolidated Statements of Operations
        for the three and nine months ended September 29, 1996
        and October 1, 1995                                           4

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 29, 1996 and October 1, 1995      5

        Notes to Condensed Consolidated Financial Statements          6

Item 2. Management's Discussion and Analysis of Financial             9
        Condition and Results of Operations

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                             15

Item 6. Exhibits and Reports on Form 8-K                              15

        Signatures                                                    16

PART I   FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              VMARK SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   SEPTEMBER 29,  DECEMBER 31,
                                                       1996           1995
                                                   -------------  ------------
ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                                $12,994       $12,267
  ACCOUNTS RECEIVABLE - NET                            14,851        15,468
  INCOME TAX RECEIVABLE                                   952         3,464
  PREPAID EXPENSES AND OTHER                            3,438         2,355
  DEFERRED INCOME TAXES - CURRENT                       1,869         1,749
                                                      -------       -------
    TOTAL CURRENT ASSETS                               34,104        35,303
                                                      -------       -------

PROPERTY AND EQUIPMENT - NET                           14,490        15,253
                                                      -------       -------

LONG-TERM ASSETS:
  INTANGIBLE ASSETS - NET                               7,099         8,055
  DEFERRED INCOME TAXES - LONG-TERM                     3,221         3,221
  OTHER LONG-TERM ASSETS                                1,440         1,521
                                                      -------       -------
    TOTAL LONG-TERM ASSETS                             11,760        12,797
                                                      -------       -------

TOTAL ASSETS                                          $60,354       $63,353
                                                      =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  LINE OF CREDIT                                      $ 1,462       $     -
  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT
   PORTION OF LONG-TERM DEBT                            8,303        10,115
  ACCRUED MERGER AND RESTRUCTURING COSTS                  706         1,286
  DEFERRED REVENUE                                      5,482         5,514
                                                      -------       -------
    TOTAL CURRENT LIABILITIES                          15,953        16,915
                                                      -------       -------

LONG-TERM LIABILITIES:
  OBLIGATIONS UNDER CAPITAL LEASES                      9,074         9,271

STOCKHOLDERS' EQUITY:
  COMMON STOCK AND OTHER CAPITAL                       38,283        37,167
  COST OF TREASURY STOCK                               (2,956)            -
                                                      -------       -------
    TOTAL STOCKHOLDERS' EQUITY                         35,327        37,167
                                                      -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $60,354       $63,353
                                                      =======       =======

                      VMARK SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      ------------------           -----------------
                                                 SEPTEMBER 29,    OCTOBER 1,   SEPTEMBER 29,  OCTOBER 1,
                                                      1996           1995         1996           1995
                                                 ---------------------------   -------------------------
REVENUE:
  SOFTWARE                                           $ 8,150       $ 7,360       $26,475       $27,953
  SERVICES AND OTHER                                   8,538         8,197        25,907        23,207
                                                     -------       -------       -------       -------

    TOTAL REVENUE                                     16,688        15,557        52,382        51,160
                                                     -------       -------       -------       -------

COSTS AND EXPENSES:
  COSTS OF SOFTWARE                                    1,321         1,244         3,657         3,920
  COSTS OF SERVICES AND OTHER                          4,628         4,268        13,756        11,905
  SELLING AND MARKETING                                6,349         6,237        19,640        19,499
  PRODUCT DEVELOPMENT                                  2,216         2,532         6,890         7,616
  GENERAL AND ADMINISTRATIVE                           1,858         2,621         5,559         6,085
  MERGER INTEGRATION AND RESTRUCTURING COSTS               -             -         2,125         6,882
  LITIGATION AND SETTLEMENT COSTS                          -             -             -           499
                                                     -------       -------       -------       -------

    TOTAL COSTS AND EXPENSES                          16,372        16,902        51,627        56,406
                                                     -------       -------       -------       -------

INCOME (LOSS) FROM OPERATIONS                            316        (1,345)          755        (5,246)

OTHER EXPENSE - NET                                     (129)         (282)         (331)         (258)
                                                     -------       -------       -------       -------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          187        (1,627)          424        (5,504)

PROVISION (CREDIT) FOR INCOME TAXES                       56          (553)          459        (1,354)
                                                     -------       -------       -------       -------

NET INCOME (LOSS)                                    $   131       $(1,074)      $   (35)      $(4,150)
                                                     =======       =======       =======       =======

NET INCOME (LOSS) PER COMMON SHARE                   $  0.02       $ (0.13)      $  0.00       $ (0.52)
                                                     =======       =======       =======       =======

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                          8,363         8,067         8,099         7,984
                                                     =======       =======       =======       =======


                      VMARK SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                     -----------------
                                                                SEPTEMBER 29,   OCTOBER 1,
                                                                     1996          1995
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                           $   (35)      $(4,150)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 DEPRECIATION AND AMORTIZATION                                       4,621         4,878
 COMPENSATION EXPENSE                                                   14             -
 DEFERRED INCOME TAXES                                                (120)       (1,945)
 INCREASE (DECREASE) IN CASH FROM:
   CURRENT ASSETS                                                    1,900         1,719
   CURRENT LIABILITIES                                              (2,550)       (2,286)
                                                                   -------       -------
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   3,830        (1,784)
                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
EXPENDITURES FOR PROPERTY AND EQUIPMENT - NET                       (1,399)       (2,681)
EXPENDITURES FOR INTANGIBLE ASSETS AND SOFTWARE COSTS               (1,525)       (3,386)
DECREASE (INCREASE) IN CASH SURRENDER VALUE OF OFFICERS' LIFE
 INSURANCE AND DEPOSITS AND OTHER                                       81          (269)
                                                                   -------       -------
   CASH USED IN INVESTING ACTIVITIES                                (2,843)       (6,336)
                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
BORROWINGS (REPAYMENTS) UNDER LINE-OF-CREDIT                         1,462        (1,250)
SALE OF COMMON STOCK                                                 1,496         1,352
REPURCHASE OF COMMON STOCK                                          (2,956)            -
ISSUANCE OF NOTE PAYABLE                                                 -           579
REPAYMENTS UNDER CAPITAL LEASE AND OTHER OBLIGATIONS                  (192)         (149)
                                                                   -------       -------
     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (190)          532
                                                                   -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (70)            1
                                                                   -------       -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            727        (7,587)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           12,267        16,017
                                                                   -------       -------
CASH AND EQUIVALENTS, END OF PERIOD                                $12,994       $ 8,430
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

2.   Income (Loss) Per Common Share

     Income (loss) per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Common stock equivalents consist of stock options converted using the treasury stock method and are included in the calculation only if dilutive.

3.   Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

     The Company has approximately $16,500,000 of available net operating loss carryforwards. The carryforwards arising from domestic losses expire through 2009, while those relating to foreign losses are available indefinitely. The loss carryforwards cannot be applied against income generated in a trade or business significantly different from that which gave rise to the carryforwards. Because of United States ("US") tax regulations, utilization of US losses in any one year will be subject to certain limitations.

4.   Restructuring

     In the quarter ended June 30, 1996, the Company recorded restructuring costs totaling $2,125,000. This charge was associated with the downsizing of ObjectStudio-related activities and included employee severance and benefits, moving and facility consolidation costs, and the write-off of certain capitalized software costs.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              VMARK SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three and nine months ended September 29, 1996 and October 1, 1995.

                                               Three Months Ended             Nine MonthsEnded
                                               ------------------             ----------------
                                             September 29,  October 1,    September 29,  October 1,
                                                  1996         1995           1996          1995
                                                  ----         ----           ----          ----
Revenue:
  Software                                        48.8%        47.3%          50.5%         54.6%
  Services and other                              51.2         52.7           49.5          45.4
                                                 -----        -----          -----         -----
    Total revenue                                100.0        100.0          100.0         100.0
                                                 -----        -----          -----         -----

Costs and expenses:
  Costs of software                                7.9          8.0            7.0           7.7
  Costs of services and other                     27.7         27.4           26.3          23.3
  Selling and marketing                           38.1         40.1           37.5          38.1
  Product development                             13.3         16.3           13.2          14.9
  General and administrative                      11.1         16.8           10.6          11.9
  Merger integration and restructuring costs       -            -              4.0          13.4

  Litigation and settlement costs                  -            -              -             1.0
                                                 -----        -----          -----         -----
    Total costs and expenses                      98.1        108.6           98.6         110.3
                                                 -----        -----          -----         -----

Income (loss) from operations                      1.9%        (8.6)%          1.4%        (10.3)%
                                                 =====        =====          =====         =====


REVENUE

The Company's total revenue increased 7% to $16,688,000 in the third quarter of 1996 from $15,557,000 in the third quarter of 1995 and increased 2% to $52,382,000 in the first nine months of 1996 as compared to $51,160,000 in the first nine months of 1995. Software revenue for the third quarter of 1996 increased by 11% to $8,150,000, representing 49% of total revenue, from $7,360,000, or 47% of total revenue in the third quarter of 1995. This increase is due principally to higher revenues from UniVerse and Object Studio products, primarily in the US market. European sales of software licenses declined in the third quarter of 1996 as compared to the third quarter of 1995. Software revenue in the first nine months of 1996 decreased by 5% to $26,475,000, representing 51% of total revenue, from $27,953,000, representing 55% of total revenue, in the first nine months of 1995. The decrease in software revenue in the nine-month period is due primarily to a continued decline in sales of the ESL product line, a flattening in sales of the Company's UniVerse database products, and a progressive decline in European sales in the year-to-date figures.

Services and other revenue, consisting of consulting, training, and maintenance, continued to grow with 4% and 12% increases in the quarter and nine months ended September 29, 1996, respectively, as compared to the quarter and nine months ended October 1, 1995. Services and other revenue decreased slightly as a percentage of total revenue to 51% in the third quarter of 1996 from 53% in the third quarter of 1995. This decrease is due to modest growth quarter over quarter, offset by the increase in license revenue previously discussed. In the first nine months of 1996, services and other revenue increased to 50% of total revenue compared to 45% in the first nine months of 1995. The increase in services and other revenue in the nine- month period was a result of the Company entering into several large consulting contracts to provide on-site engagement services in the first half of the year as well as the continued expansion of the Company's customer maintenance and training base.

COSTS OF SOFTWARE

Costs of software, which consist of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, remained at approximately 16% to 17% of license revenue in the third quarter of 1996 and 1995 and remained at approximately 14% of license revenue for each of the nine-month periods presented. The increase in costs as a percentage of software revenue in the third quarter of each year when compared to year-to-date figures is due to the fact that the Company's license revenue generally declines in its third quarter periods, particularly in international markets, while the cost of license revenue is relatively fixed.

COSTS OF SERVICES AND OTHER

Costs of services and other, which consist of consulting, training, and other customer support service costs, increased 8% to $4,628,000 for the third quarter and increased 16% to $13,756,000 for the first nine months of 1996 as compared to the same periods of the prior year. Costs of services and other as a percentage of services and other revenue increased slightly to 54% and 53% for the quarter and nine months ended September 29, 1996, respectively, compared to 52% and 51% for the comparable periods in 1995. The profit margin associated with services and other revenue decreased slightly in 1996 due to a change in the mix of services and other revenue. A higher percentage of the increase in services and other revenue in 1996 is comprised of training and consulting revenue which typically has a lower profit margin than revenue derived from customer maintenance support.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, increased slightly in the third quarter and first nine months of 1996 by 2% and 1%, respectively. The costs as a percentage of total revenue remain at approximately 38% for all periods presented with the exception of the third quarter of 1995, when the costs were 40% of total revenue. This inconsistency in the third quarter of 1995 is a result of the drop in revenues in that period and the fixed nature of a portion of the costs. While the year to date costs have remained constant as a percentage of revenues, cost savings associated with changes in sales management in the first nine months of 1996 have been reinvested in selling and marketing efforts associated with new product offerings as well as an increase in marketing and promotional activities in international markets.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, decreased 12% to $2,216,000 in the third quarter of 1996 and decreased 10% to $6,890,000 in the first nine months of 1996, as compared to the same periods of the prior year. Product development expenses as a percentage of revenue were 13% of revenue for the quarter and nine months ended September 29, 1996 compared to 16% of revenue for the third quarter of 1995 and 15% of revenue for the first nine months of 1995. This decrease in spending is due primarily to cost savings associated with the consolidation of facilities and reduction of headcount after release of Object Studio 5.0 that occurred during the second quarter of 1996 as well as economies of scale realized in connection with the merger of Easel Corporation into VMARK.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of finance, human resources, legal, information systems, and administrative departments of the Company. General and administrative expenses decreased 29% to $1,858,000 in the third quarter of 1996 and decreased 9% to $5,559,000 in the nine months ended September 29, 1996, as compared to the same periods of 1995. The cost savings in the comparable quarterly periods reflects efficiencies gained from the restructuring which occurred in the second quarter of 1996, as well as the implementation of cost cutting procedures by management throughout 1996. This decrease is partially offset in the comparable nine month periods as a result of an increase in the bad debt provision and significant investments in internal management information systems throughout 1996. General and administrative expenses decreased to 11% of revenue for both the third quarter and first nine months of 1996, compared to 17% and 12% of revenue for the comparable periods of the previous year, respectively.

NON-RECURRING ITEMS

In the quarter ended June 30, 1996, the Company recorded restructuring costs totaling $2,125,000. This charge was associated with the downsizing of ObjectStudio-related activities and included employee severance and benefits, moving and facility consolidation costs, and the write-off of certain capitalized software costs. The charge was recorded pursuant to a formal plan adopted and announced in May 1996.

In the second quarter of 1995, the Company recorded $6,882,000 for merger integration and acquisition costs associated with the merger with Easel Corporation. The Company also recorded $499,000 in litigation and settlement costs in the second quarter of 1995 which included the reimbursement of legal costs in excess of of the initial estimate associated with a judgement against the Company in the fourth quarter of 1994 and settlement expenses to resolve certain disagreements with two customers of the former Easel Corporation.

INCOME TAXES

The Company recorded provisions for income taxes of $56,000 and $459,000 for the third quarter and first nine months of 1996 respectively compared to credits of $553,000 and $1,354,000 for the same periods in 1995. The large effective tax rate in 1996 is a result of nondeductible losses generated overseas.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. As of September 29, 1996 the Company had $12,994,000 in cash and cash equivalents and $18,151,000 in working capital. The Company has a revolving line of credit with a bank under which the Company may borrow up to the lesser of $5,000,000 or 80% of eligible domestic accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends. As of September 29, 1996 the Company's eligible accounts receivable exceeded that required to access fully the revolving line of credit. The Company also has a share repurchase line of credit with the same bank under which the Company may borrow up to $5,000,000 to be used solely to make open market repurchases of the Company's common stock. At September 29, 1996, there was $1,462,000 of borrowings outstanding under the share repurchase line of credit facility.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan, and amounts available under its credit facilities will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the first quarter of 1996, the Company, together with a third-party leasing company, initiated a leasing program available to current and potential customers. Under the program, customers are able to purchase VMARK products through operating and capital leases with a third party lessor. All sales under this program are subject to the Company's normal revenue recognition policies and are made without recourse to the Company. This leasing program continued in the quarter ended September 29, 1996 and sales under the program in the third quarter totaled approximately $2,600,000. During the nine months ended September 29, 1996, sales under the program totaled approximately $6,500,000.

During the third quarter of 1996, the Company entered into an agreement with the same leasing company to finance the Company's purchase of $1,000,000 in external software licenses through a leasing transaction. The financed amount is payable in equal monthly installments over a one year period.

FACTORS AFFECTING FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

The Company has experienced fluctuations in quarterly results and anticipates such fluctuations in the future. Quarterly fluctuations may be caused by numerous factors including timing of customer orders, adjustments of delivery schedules to accommodate customer or regulatory requirements, timing and level of international sales, mix of products sold, and timing of level of expenditures for sales, marketing and new product development. The Company generally ships its products upon receipt of orders and maintains no significant backlog. A substantial portion of the Company's costs and expenses, including costs of personnel and facilities, cannot be easily reduced. If short-term demand for the Company's products declines, the Company's results of operations for that quarter would be adversely affected. Accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

The Company currently derives a substantial portion of its total revenue from its core database product uniVerse. Accordingly, the Company's future results will depend, to a significant extent, on continued market acceptance of these products. Any factor adversely affecting the market for this product would have a material adverse effect of the Company's business and financial results.

The market for the Company's products is characterized by ongoing technological developments and changes in customer requirements and industry standards. If the Company is unable to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements or if errors are found in products after commercial shipments, the Company's business and results of operations will be adversely affected.

Approximately 40% of the Company's total revenue for the first nine months of fiscal 1996 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations of foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuations on such results. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

The market for application development software is intensely competitive. The Company competes with many companies offering alternative solutions to the needs addressed by the Company's products. Many of these competitors may have greater financial, marketing, or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements or to devote greater resources to the promotion and sale of their products than the Company.

CAUTIONARY STATEMENT

When used anywhere in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements," which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those earnings presently anticipated or projected. Such risks and uncertainties are set forth above and in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The Company specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

ITEM 2. NONE

ITEM 3. NONE

ITEM 4. NONE

ITEM 5. NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27  Financial Data Schedule

        (b)  Reports on Form 8-K:

             The Company did not file a report on Form 8-K during the quarter ended September 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VMARK Software, Inc.
                                          (Registrant)
Dated:  November 11, 1996

                                          -------------------------------------
                                          Robert M. Morrill
                                          President and Chief Executive Officer
                                          and Chairman
                                          (principal executive officer)




Dated:  November 11, 1996

                                          -------------------------------------
                                          Charles F. Kane
                                          Vice President of Finance and
                                          Chief Financial Officer,
                                          (principal finance and accounting
                                           officer)