Form 10-K
period 1996-12-31
VMARK SOFTWARE INC
filed 1997-03-31
CIK 885474

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        COMMISSION FILE NUMBER: 0-20059
                            ------------------------

                             VMARK SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-2818132
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

                             50 WASHINGTON STREET
                      WESTBORO, MASSACHUSETTS 01581-1021
                   (Address of principal executive offices)
                       Telephone number: (508) 366-3888


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              Title of Each Class
                          Common Stock, $0.1 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]        No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 1997, there were outstanding 8,365,578 shares of the registrant's common stock, $.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $55,147,827.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III.

================================================================================

     This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 1. "Business -- Cautionary Statement" and "Business -- Risk Factors", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                     PART I

ITEM 1.  GENERAL

     VMARK Software, Inc. ("VMARK" or the "Company") designs, develops, markets, sells and supports software for developing, deploying, and maintaining business applications and data warehousing solutions. The Company's principal product offerings are UniVerse, a relational database management system (RDBMS); DataStage, a software product that simplifies data mart and data warehouse development; and ESL, an application development tool for building robust, cross-platform client/server applications. VMARK products are available worldwide and are complemented by a variety of services including product support, consulting, and education.

BUSINESS STRATEGY

     The Company was founded in 1984 to develop and market UniVerse, providing a means for over 4,000 business software applications, originally developed on certain proprietary systems, to be migrated with minimal re-coding to Unix. This preserves investments in established business applications and user knowledge. Once an application has been migrated to UniVerse, it can run on any platform supported by UniVerse without further modification. The Company has established a base of Value Added Resellers ("VARs") that market UniVerse as part of their vertical market business solutions.

     The Company has periodically released updated versions of UniVerse containing new and enhanced functionality, and has also ported UniVerse to the Windows NT operating system, providing new deployment options for UniVerse applications. Over the past few years, VMARK has expanded its product and service offerings through growth, internal development, partnerships, and acquisitions.

     The Company's strategy is to provide cost-effective and comprehensive software and services for developing, deploying, and maintaining business applications and data warehouses. The new DataStage product leverages the Company's core technology and distribution channels expertise, enabling VMARK to participate in the rapidly expanding data warehouse market. DataStage allows data warehouse, access, and analysis functionality to be integrated with software application packages in a single environment that can be implemented quickly and cost-effectively as a complete information delivery solution.

     Key features of VMARK strategy are:

- Improved User and Developer Productivity. The Company's principal focus is to offer products and services that improve the productivity of users and developers in creating, retrieving, manipulating, and storing business data, and in exploiting the business intelligence inherent in that data.

- Portability. The Company designs its products to operate uniformly across a broad range of computer systems, including PCs, workstations, and servers. The Company believes that users are demanding increased flexibility to deploy applications without the necessity of having to re-program applications or retrain users.

- Client/Server Technologies. The Company believes that client/server technology will continue to play a major role in increased user flexibility. In 1996, the Company released new versions of UniVerse and ESL with enhanced client/server capabilities, and also developed DataStage, a new client/server tool for rapid data warehouse development.

- Well-Leveraged Distribution. VMARK sells its products worldwide to a broad range of customer segments through multiple channels, including more than 300 Value Added Resellers (VARs) who provide packaged application solutions for numerous vertical markets; systems Integrators who utilize VMARK products and services when building solutions for their customers; a worldwide direct sales force; and, value added distributors which sell VMARK products as an integral part of their commercial offerings. By directing its sales efforts through these worldwide distribution channels, the Company's products are marketed and sold in over 40 countries.

- International Presence. VMARK has emphasized international sales through wholly owned subsidiaries and a network of independent distributors. In 1996, international sales (both direct and export) accounted for 39% of revenues.

- Recurring Revenue. The Company's distribution and pricing strategies for its products are intended to generate recurring revenue. The sale of a development license generally leads to follow-on sales as applications are deployed and expanded. The Company also receives maintenance fees.

- Worldwide Customer Service. The Company offers on-site installation assistance, telephone support, consulting services, and education for a fee both at worldwide VMARK locations and on-site at VAR and customer locations.

PRODUCTS

  Universe

     UniVerse is a relational database management system for client/server business applications. It delivers the reliability, scalability, and flexibility that line-of-business solutions developers demand. UniVerse provides the capabilities needed to develop, enhance, and deploy high-performance applications on both Unix and Windows NT platforms. UniVerse offers full suite of tools and services for graphical user interface enhancement; fully integrated ANSI SQL, ODBC, and OCX database interfaces; Internet/Intranet development; distributed database support; and enterprise-wide connectivity.

     UniVerse employs a single, scaleable architecture and common set of administration tools and development interfaces on both Unix and Windows NT. UniVerse serves small workgroups as easily as it serves large businesses. UniVerse is capable of supporting thousands of concurrent users on an economically sized and economically priced system. UniVerse is also very flexible and easy to administer.

     UniVerse operates on a wide range of UNIX and Windows NT-based systems, including those offered by the following:


VENDOR                 PLATFORM                    VENDOR                     PLATFORM
------                 --------                    ------                     --------
Bull HN                DPX 20 DPX/2-3xx            Pyramid                    MIServer T Series
                                                                              MIServer S Series
Data General           AViiON Series               Sequent                    Symmetry/ptx
Digital Equipment      OSF/1 Alpha AXP systems     Siemens Nixdorf            RM400-05/10, MX300/500,
                       Application DEC 433                                    MS500 and RM600 systems
Encore Computer        Series 91                   Silicon Graphics           R4X Series
Hewlett-Packard        HP9000 Series               Stratus                    R/25 and R/300
                                                                              Continuum Series
IBM                    RISC System/6000 Series     Sun Microsystems           SPARC
                       Power PC
ICL                    DRS 6000                    Tandem                     Integrity S2
Motorola               M88000                      Unisys                     6000/65
NCR                    System 3000 Series          Generic ix86/Pentium       All 386/486/Pentium system
                                                                              certified to run SCO UNIX
                                                                              and/or UnixWare
Novell                 UnixWare

     On the Windows NT operating system, UniVerse runs on many Intel-based systems, Digital Alpha-based systems, MIPS-based systems from Siemens Nixdorf and NEC, and PowerPC-based systems from Motorola and IBM.

     UniVerse is priced on the basis of the number of users. The domestic list price is $435 per user for licenses of 4 to 63 users and $365 per user for licenses of 64 or more users.

  Datastage

     DataStage is a comprehensive solution for the fast, easy creation and maintenance of data marts and data warehouses. DataStage is an integrated, simple-to-use system that provides the tools for the customer to build and manage these vital data stores. As a result, users have access to the data they need to make faster, smarter business decisions.

     DataStage addresses what has historically been the most difficult and time-consuming portion of a data mart or data warehouse implementation. Using a simple, point-and-click interface, the user can easily extract, cleanse, transform, and integrate data from operation systems, archives, and third-party data sources. The result is a cost-effective, usable data mart or warehouse which is up and running quickly, and which can easily adapt to change.

     DataStage offers support for a wide variety of data sources, including popular databases such as Oracle, Microsoft SQL Server, UniVerse, Sybase, Informix, and others, as well as legacy databases, thus minimizing incompatibility issues.

     DataStage pricing is based upon the number and type of components required; the list price for a single, run-time system is $27,900.

  ESL

     ESL is an integrated tool set for building robust, cross-platform client/server applications. ESL features an integrated development environment with a full set of visual tools, a debugger, compiler, and a non-procedural, event-driven language.

     ESL provides developers with connectivity to a wide range of databases and communications protocols, with particularly strong support for both terminal-oriented and transactional connection to mainframes. This makes ESL ideally suited for modernizing mainframe applications without touching any code on the mainframe itself.

     From a single set of source code, ESL applications can be compiled for deployment on OS/2, 16-bit Windows environments, Windows 95 and Windows NT Workstation.

     ESL development systems range in price from $3,500 to $10,900. ESL Client Services (run-time environment) cost $195 per user.

SERVICES

     The Company believes that a variety of services are necessary to complement the marketing and sales of VMARK's products. Customer support personnel provide worldwide coverage on a 7-day, 24-hour basis. VMARK also offers consulting services to assist customers with implementing solutions based upon VMARK's technologies. VMARK also provides education services that help customers maximize the benefit of their VMARK-based solutions. A variety of classes are offered regularly at VMARK training centers, or can be delivered as needed at the customer's site. In addition to providing education services for our own products, VMARK is an authorized training provider for Microsoft products.

SALES AND MARKETING

     The Company sells its products worldwide to a broad range of customer segments through multiple channels, including:

- More than 300 Value Added Resellers (VARs) which provide packaged application solutions for numerous vertical markets

- Systems Integrators which utilize VMARK products and services when building solutions for their customers

- A worldwide direct sales force

- Value added distributors which sell VMARK products as an integral part of their commercial offerings.

     In the United States, the Company's sales and support personnel are located at its Westboro, Massachusetts headquarters; Costa Mesa, California; Englewood, Colorado; Atlanta, Georgia; Rosemont, Illinois; Bridgewater, New Jersey Lawrenceville, New Jersey; Cary, North Carolina; Irving, Texas; and Bellevue, Washington.

     The Company has seven wholly owned international subsidiaries:

- VMARK Software, Ltd. with offices in Bracknell, Milton Keynes and Warrington, Cheshire, England

- VMARK Software, S.A. based in Paris, France, with branch offices in Madrid and Barcelona, Spain

- VMARK Software GmbH, in Stuttgart, Germany

- VMARK Software Africa Pty. Ltd. in Parktown, South Africa

- VMARK Software, Canada, Inc. in Markham, Ontario, Canada

- VMARK Asia-Pacific, Pty., Ltd. with headquarters in North Sydney, Australia, with offices in Kuala Lumpur and Malaysia

- VMARK Software Japan in Tokyo, Japan

     The Company also has exclusive distributors in Argentina, Brazil, and Ecuador which, in turn, maintain a distributor sales channel. Revenue derived from outside the United States was approximately 39%, 44%, and 40% of total revenue in 1996, 1995, and 1994 respectively. The Company intends to continue making investments in international activities.

     The Company has various marketing programs to assist in the sale of its products and services, including regional seminars, reseller and user group meetings. In addition, the Company participates in various computer trade shows. The Company also provides catalogs, visual aids, newsletters and product brochures.

CUSTOMERS

     VMARK's products are used by end-users in a broad range of industries. As of December 31, 1996, over 1,000,000 users employed VMARK products. A sampling of its users include:

          Allied Domecq                               Kaiser Permanente
          Anheuser-Busch                              Medaphis
          Armco Steel                                 Mitsubishi Electric UK
          Bankers Trust                               New York City Library
          Blue Cross/Blue Shield Minnesota            Neiman Marcus
          British Gas                                 The Perrier Group
          BP Oil                                      Renault
          Cabletron                                   Sears, Roebuck & Co.
          Carolina Freight                            Stanford University
          Charles Schwab                              Travelers
          Chase Manhattan                             U. K. Ministry of
          Corporation                                 Defense
          Eurotunnel                                  University of Southern California
          France Telecom                              U. S. Library of Congress
          GE Aerospace                                U. S. Sprint
          Harte Hanks                                 Wells Fargo
          Hyatt International                         Xerox

PRODUCT DEVELOPMENT

     The Company believes that continuing enhancements of its products and the development of new products will be required in order to maintain its competitive position.

     In November 1996, the Company began shipping commercially UniVerse Release 9, which offer a common set of core database features, administration tools, and development interfaces on both Unix and Windows NT.

     In December 1996, the company began shipping commercially ESL for Windows 95 and Windows NT, giving customers an upgrade path from OS/2 and 16-bit Windows environments to Microsoft's latest 32-bit operating systems. This new release enhances the value of existing ESL applications and also provides a platform for developing new business-critical applications.

     Throughout 1996, the Company invested in the development of its new DataStage product.

     The Company's current development efforts are focused on enhancing the features of, and adding new functionality to, all of its products.

     In 1996, 1995, and 1994, the Company's expenses relating to product development were $8,875,000, $10,111,000, and $10,605,000 respectively. Apart from the personnel reduction related to the Object Studio development effort which occurred on June 1996, the Company has experienced little turnover in its product development personnel and believes that the experience, stability, and depth of its product development staff are important factors in the Company's success.

COMPETITION

     The computer software and service industry is intensely competitive. VMARK competes with many companies offering alternative solutions to the needs addressed by VMARK's products. Many of these competitors have greater financial, marketing or technical resources than VMARK and may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements or to devote greater resources to the promotion and sale of their products than can VMARK.

     The Company competes with other providers of database management products and services for resellers. The Company's resellers in turn compete with the vendors of other computer software and service providers.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 369 employees worldwide, consisting of 236 in sales, support and marketing, 75 in engineering, and 58 in finance and administration. The Company has experienced no work stoppages and believes its relations with its employees are good.

PROPRIETARY RIGHTS AND LICENSES

     The Company depends upon a combination of copyrights and restrictions on access to its trade secrets to protect its proprietary rights. The Company distributes its products under software license agreements which grant customers a perpetual, non-exclusive license to the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. Generally, the Company's products are furnished to customers only in object code form. In the limited cases where the Company makes its source codes available to third parties, it does so only under an obligation of confidentiality. In addition, the Company generally enters into confidentiality agreements with management and programming staff and limits access to and distribution of its proprietary information.

     While the Company has not registered any of its copyrights, it generally includes copyright notices in its software. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain information that the Company regards as proprietary.

     The Company believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. In addition, the Company believes its policy of not furnishing updates, enhancements and other continuing product support to unauthorized users of its software products substantially reduces the risk of unauthorized reproduction.

     All trademarks and registered trademarks used herein are the property of their respective owners.

CAUTIONARY STATEMENT

     When used anywhere in the Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the various risk factors described below in this Form 10-K could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RISK FACTORS

     Information with respect to risk factors is located in Item 7, "Management's Discussion of Financial Condition and Results of Operations" under the caption "Factors Affecting Future Results".

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing, product development, and support facilities are located in Westboro, Massachusetts, where the Company occupies approximately 90,000 square feet of office space under a lease that expires in 2014. The Company also leases office space for its twenty US and foreign sales and support offices and one foreign product development office. The terms of these leases generally range from one to five years. The Company believes the current space is adequate for its current needs and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

     The Company is a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court in the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaints that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has denied the allegations in its answer to the Complaint and the proceeding is now in the early stages of discovery. Based upon its review to date, Company management believes that the actions are without merit and plans to oppose them vigorously. Management is of the opinion that the Company will prevail in this matter and that the eventual outcome of this Complaint will not be material to the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1996

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Common stock of VMARK Software, Inc. is traded on the NASDAQ Stock Market under the symbol "VMRK". The table below presents the high and low prices for VMARK Software, Inc. common stock for the periods indicated. The prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

              1996                                                 HIGH         LOW
              ----                                                 -----       -----
          First Quarter.........................................  $ 9.875      $6.50
          Second Quarter........................................   12.625       7.00
          Third Quarter.........................................   11.125       6.50
          Fourth Quarter........................................    10.00       5.50

              1996                                                 HIGH         LOW
              ----                                                 ----         ----
          First Quarter.........................................  $ 19.25     $12.75
          Second Quarter........................................    19.00      10.75
          Third Quarter.........................................    21.50      13.25
          Fourth Quarter........................................   15.125       5.75

     The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company presently intends to retain its earnings to finance future growth of its business. Cash dividends are subject to restriction under the Company's line of credit agreement. As of December 31, 1996, there were 343 shareholders of record and approximately 4,000 beneficial owners of the Company's common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31
                                               ---------------------------------------------------
                                                1996       1995       1994       1993       1992
                                               -------    -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Software...................................  $35,149    $37,365    $40,867    $39,486    $39,188
  Services and other.........................   34,117     30,999     24,585     17,717     12,589
                                               -------    -------    -------    -------    -------
     Total revenue...........................   69,266     68,364     65,452     57,203     51,777
                                               -------    -------    -------    -------    -------
Costs and expenses:
  Cost of software...........................    4,745      5,040      4,989      4,335      3,211
  Cost of services and other.................   18,552     16,539     11,870      9,710      6,880
  Selling and marketing......................   26,929     26,082     23,885     22,332     23,083
  Product development........................    8,875     10,111     10,605     10,211      7,674
  General and administrative.................    7,351      7,908      6,801      7,345      8,542
  Merger integration, exit and restructuring
     costs...................................    4,322      6,882      1,700      4,800      2,100
  Litigation.................................    --           499        650      --         --
  Purchased research and development.........    --         --         2,750      --         --
                                               -------    -------    -------    -------    -------
     Total costs and expenses................   70,774     73,061     63,250     58,733     51,490
                                               -------    -------    -------    -------    -------
Income (loss) from operations................   (1,508)    (4,697)     2,202     (1,530)       287
                                               -------    -------    -------    -------    -------
Other income (expense):
  Other income (net).........................      472        664        626        432        489
  Interest expense...........................     (869)      (990)      (105)       (20)       (73)
  Loss on investment in joint venture........     (176)     --         --         --         --
                                               -------    -------    -------    -------    -------
     Total other income (expense)............     (573)      (326)       521        412        416
Income (loss) before provision for income
  taxes, extraordinary items and change in
  accounting.................................   (2,081)    (5,023)     2,723     (1,118)       703
Provision (credit) for income taxes..........      560     (1,133)     2,944      1,080        954
                                               -------    -------    -------    -------    -------
Loss before extraordinary items and change in
  accounting.................................   (2,641)    (3,890)      (221)    (2,198)      (251)
Extraordinary item -- reduction of income
  taxes due to carryforward of net operating
  losses.....................................    --         --         --         --         1,330
Extraordinary item -- loss from disposal of
  assets acquired in a pooling of interest,
  net of tax benefit.........................   (4,734)     --         --         --         --
Change in accounting.........................    --         --         --           650      --
                                               -------    -------    -------    -------    -------
Net income (loss)............................  $(7,375)   $(3,890)   $  (221)   $(1,548)   $ 1,079
                                               =======    =======    =======    =======    =======
Income (loss) per common share:
  Loss before extraordinary items and change
     in accounting...........................  $ (0.33)   $ (0.49)   $ (0.03)   $ (0.29)   $ (0.03)
  Extraordinary items........................    (0.58)     --         --         --          0.18
  Change in accounting.......................    --         --         --          0.09      --
                                               -------    -------    -------    -------    -------
Net income (loss)............................  $ (0.91)   $ (0.49)   $ (0.03)   $ (0.21)   $  0.15
                                               =======    =======    =======    =======    =======
Weighted average number of common and common
  equivalent shares outstanding..............    8,096      8,013      7,824      7,515      7,426
                                               =======    =======    =======    =======    =======

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                1996       1995       1994       1993       1992
                                               -------    -------    -------    -------    -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and short-term investments..............  $14,733    $12,267    $16,017    $16,649    $20,266
Working capital..............................   14.282     17,566     22,668     19,233     22,274
Total assets.................................   59,977     63,353     65,482     47,422     47,703
Long term debt, less current portion.........    9,015      9,227      9,438          2         16
Stockholders' equity.........................   28,831     37,167     39,338     33,701     36,203

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Consolidated Statement of Operations as a percentage of total revenue and the percentage change in dollar amounts of such items.

                                              YEAR ENDED DECEMBER 31           PERIOD-TO-PERIOD CHANGE
                                             -------------------------      -----------------------------
                                             1996      1995      1994       1996 VS. 1995   1995 VS. 1994
                                             -----     -----     -----      -------------   -------------
Revenue:
     Software..............................   50.7%     54.7%     62.4%          (5.9)%           (8.6)%
     Services and other....................   49.3      45.3      37.6           10.1             26.1
                                             -----     -----     -----           ----           ------
          Total revenue....................  100.0     100.0     100.0            1.3              4.4
                                             -----     -----     -----           ----           ------
Costs and expenses:
     Costs of software.....................    6.9%      7.4%      7.6%          (5.9)%            1.0%
     Costs of services and other...........   26.8      24.2      18.1           12.2             39.3
     Selling and marketing.................   38.9      38.2      36.5            3.2              9.2
     Product development...................   12.8      14.8      16.2          (12.2)            (4.7)
     General and administrative............   10.6      11.6      10.4           (7.0)            16.3
     Merger integration, restructuring
       costs...............................    6.2      10.1       2.6          (37.2)             *
     Litigation costs......................   --          .7       1.0            *                *
     Purchased research & development......   --        --         4.2            *                *
                                             -----     -----     -----           ----           ------
          Total costs and expenses.........  102.2     107.0      96.6           (3.1)            15.5
                                             -----     -----     -----           ----           ------
Income (loss) from operations..............   (2.2)%    (7.0)%     3.4%          67.9%          (313.3)%
                                             =====     =====     =====           ====           ======

---------------

* Not meaningful

1996 COMPARED TO 1995

     The Company's revenue is derived from the licensing of software and the delivery of related services. These services include consulting, training, porting, and product maintenance. The Company generally licenses its software for use on individual computers. Customers may elect to contract with the Company for product maintenance, which includes product and documentation enhancements, as well as telephone support for product problem resolution, by paying annual or quarterly fees or paying fees based upon usage of such maintenance services.

     The Company's total revenue increased 1% to $69,266,000 in 1996 from $68,364,000 in 1995. Software license revenue decreased 6% to $35,149,000 in 1996 from $37,365,000 in 1995. The overall decline in license revenue resulted from decreased sales of the Hyperstar middleware product, the ESL integrated development tool and the UniVerse database management software. The decline in sales of the UniVerse product can be attributed to delays in new UniVerse orders as customers awaited the release of UniVerse 9.0, which was released for general availability in the middle of the fourth quarter of 1996. Sales of UniVerse licenses for the fourth quarter of 1996 exceeded sales for the second and third quarters of 1996.

     Services and other revenue increased 10% to $34,117,000 in 1996 from $30,999,000 in 1995. All the major elements of services and other revenue increased in 1996 versus 1995 with training revenue increasing 34% to $5,821,000, consulting revenue increasing 10% to $10,496,000 and maintenance revenue increasing 5% to $17,351,000 in 1996. The increase in training revenue for 1996 came solely as a result of an increase in the training associated with VMARK products such as UniVerse. The Company undertook, in 1996, a strategy of aggressively selling appropriate training and education courses associated with the sale of new VMARK licenses. Consulting revenue increased as the Company was engaged to perform several large consulting contracts during 1996. These contracts were some of the largest in the Company's history and the revenue was recognized ratably over the length of the contracts in 1996. Maintenance revenue increased consistent with the expansion of the Company's installed base.

     Costs of software, which consist of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs decreased 6% to $4,745,000 in 1996 from $5,040,000 in 1995. As a percentage of license revenue, costs of software remained consistent at 13% for both 1996 and 1995. The dollar decrease in costs of software for 1996 compared to 1995 is a result of lower royalty costs due to a decrease in license sales as well as the full amortization of previously capitalized software and purchased technology.

     Costs of services and other, which consist of personnel-related costs, outside consulting fees, facilities and other costs associated with the delivery of consulting, training and maintenance revenues, increased 12% to $18,552,000 in 1996 from $16,539,000 in 1995. As a percent of service and other revenue the costs of these services increased to 54% in 1996 from 53% in 1995; causing a 1% decrease in the gross margin realized from service revenue in 1996. The dollar increase in the costs of services and other is due directly to the increase in the level of services and other revenue recognized in 1996. The costs of services and other is variable over a twelve month period and should increase or decrease consistently with the services and other revenue. The 1% loss of gross margin in 1996 versus 1995 is attributed to the larger increases in consulting and training revenue as compared to maintenance revenue. Consulting and training revenue historically have a lower gross margin than maintenance revenue.

     Sales and marketing expenses which consist primarily of sales organization costs, marketing program expenses, advertising and salespersons salaries and commissions, increased 3% to $26,929,000 in 1996 from $26,082,000 in 1995. As a percent of total revenue, sales and marketing costs increased 1% to 39% of revenue in 1996 from 38% of revenue in 1995. The increase in sales and marketing costs is a result of increased investment in the North American sales force in the latter part of 1996, additional marketing spending associated with the Company's release 9.0 of UniVerse and beta release of DataStage and continued investment in its international operations. This increased spending occurred in the second half of 1996 while the revenue impact from these products and related promotions is expected to occur in the future.

     Product development expenses, which consist principally of costs of development staff and facility-related costs, decreased 12% to $8,875,000 in 1996 from $10,111,000 in 1995. As a percent of total revenue, product development expenses decreased 2% to 13% of revenue in 1996 from 15% in 1995. The Company experienced this reduction in 1996 due to economies of scale associated with the merger with Easel Corporation, headcount reductions in connection with the second quarter restructuring and the establishment of a joint venture in connection with future development efforts associated with the Object Studio product line.

     General and administrative expenses, which consist of the costs of finance, legal, human resources, information systems and administrative functions decreased 7% to $7,351,000 in 1996 from $7,908,000 in 1995. As a percent of total revenue, general and administrative costs decreased 1% to 11% in 1996 from 12% in 1995. The dollar decrease in expenses is due to a reduction in headcount associated with these functions in 1996 and a reduction in the bad debt provision recorded in 1996 compared to 1995.

     In 1996, the Company recorded non-recurring charges of $4,322,000. These charges related to two separate restructurings undertaken by the Company in May and December 1996. In May, the Company recorded a $2,125,000 restructuring charge associated with the downsizing of the ObjectStudio product line and associated development efforts. The charge included approximately $1,900,000 in employee severance and benefits, $153,000 for the write-off of capitalized software and $72,000 for facility abandonment. In December the Company recorded a $2,197,000 restructuring charge associated with further staff reductions throughout all areas of the Company, as well as the write-off of certain intangible assets associated with discontinued product lines. The charge included approximately $1,591,000 in employee severance and $606,000 in intangible asset write-offs.

     Other expenses increased by 76% during 1996 when compared to 1995. This increase is due principally to the Company's share in the loss of the joint venture, which amounted to $176,000 in 1996.

     The Company recorded a $560,000 tax provision in 1996 on a loss before tax of $2,081,000 representing an effective rate of 27% compared to an effective tax rate of (23)% in 1995. The 1996 tax provision was a result of earnings generated from operations in certain international jurisdictions, partially offset by the benefit of timing differences occurring in the United States and was also impacted by certain non-deductible costs associated with funding of the joint venture. In addition, benefit of losses generated by certain foreign subsidiaries was not recognized due to uncertainty regarding realization. Future effective tax rates will be dependent on a number of factors including but not limited to geographical mix of earnings. Total net deferred tax assets amount to $10,813,000 against which the Company has provided a revaluation allowance 5,444,000 at December 31, 1996. Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss carryforwards.

     In December 1996, as part of the Company's ongoing efforts to direct the business towards growth areas, management, at the direction of the Board of Directors, undertook a review of all existing businesses, including those acquired through the merger with Easel. Following this review, in December 1996, management recommended and the Board of Directors approved a comprehensive plan to exit certain businesses. In general, these businesses represented portions of the business with minimal profitability and lower future growth prospects. Among the product lines and businesses to be discontinued or abandoned were certain product lines of business present at the date of the merger with Easel. Because these dispositions were not contemplated at the date of the merger and are therefore outside of the normal course of business, they have been presented as an extraordinary item in accordance with APB16. The extraordinary item aggregated $5,918,000 before tax, with a related tax benefit of $1,184,000. See
Note 12 to the consolidated financial statements for further discussion.

1995 COMPARED TO 1994

     The Company's total revenue increased 4% to $68,364,000 in 1995 from $65,452,000 in 1994. Software license revenue decreased 9% to $37,365,000 in 1995 from $40,867,000 in 1994. The decline in software license revenue was driven principally by a decrease in demand for the ESL product. Growth in other products resulted from a continued expansion of distribution channels, successful sales and marketing efforts and an overall increase in the customer base. License revenue was less than originally anticipated for the second and third quarters of 1995. In the second quarter, the Company experienced lower than expected performance from one of its U.S. sales regions. In the third quarter, efforts required to effect the merger with Easel diverted attention from the core business. Additionally, the Company has been experiencing a longer sales cycle for some of its new products. Services and other revenue increased 26% to $30,999,000 in 1995 from $24,585,000 in 1994. Growth in services and other revenue primarily resulted from the increases in customer maintenance support due to higher user levels and increased consulting revenue.

     Costs of software consists principally of cost of product media, documentation, duplication and packaging, product royalties and amortization of certain intangible assets. Costs of software increased slightly by 1% to $5,040,000 in 1995 from $4,989,000 in 1994. As a percentage of software license revenue, cost of software was 13% in 1995 compared to 12% in 1994. The absolute dollar increase was primarily due to amortization expense on additional capitalized software, as well as a slight shift in product mix that carried a higher royalty expense. The percentage increase resulted from the drop in license revenue.

     Cost of services and other consists principally of personnel, consultant and facility related costs associated with providing customer maintenance support and training. Costs of services and other increased 39% to $16,539,000 in 1995 from $11,870,000 in 1994 and increased as a percentage of services and other revenue to 53% in 1995 from 48% in 1994. The absolute dollar increases were recognized in maintenance, training and consultancy as personnel were added in each of these areas to support revenue growth. The increased percentage of costs compared to revenue in services and other is the result of a shift towards more training and consulting revenue, which carry lower margins than maintenance revenue.

     Selling and marketing expenses increased 9% to $26,082,000 in 1995 from $23,885,000 in 1994. As a percentage of total revenue, selling and marketing expenses increased slightly to 38% in 1995 from 37% in 1994. These increases were due primarily to the increase in the direct sales effort of the Company, an increase in marketing activities (i.e. advertising, trade shows, etc.), the Company's continued investment to expand its international presence and the effect of the decline in license revenue.

     Product development expenses consists principally of personnel and facility related costs. Product development expenses decreased 5% to $10,111,000 in 1995 from $10,605,000 in 1994 and decreased as a percentage of total revenue to 15% in 1995 from 16% in 1994. The decrease was primarily attributable to the Company's ability to leverage personnel and facilities in the development efforts of the combined companies.

     General and administrative expenses include the cost of finance, information systems, human resources, legal and administrative functions. General and administrative expenses increased 16% to $7,908,000 in 1995 from $6,801,000 in 1994. The percentage of total revenue increased to 12% in 1995 from 10% in 1994. The increase in absolute dollars and expenses was the result of an increase in the provision for bad debts, increased international management costs and other costs such as insurance and employee benefits, associated with the growth of the business.

     The Company incurred a non-recurring charge of $6,882,000 during 1995 due to the merger with Easel. These costs related to a formal plan and consisted primarily of severance, facility closings, business advisory fees, and legal and accounting fees associated with the transaction. In addition to these costs, the Company recorded $499,000 in litigation and settlement costs during 1995 of which approximately $199,000 related to the reimbursement of legal costs in excess of the initial estimate associated with a judgment against the Company rendered in the fourth quarter of 1994. The difference in estimate was not determinable until the second quarter of 1995. The remaining $300,000 in expenses related to settlements to resolve certain disagreements with two customers of Easel. Management decided to settle these disagreements in order to avoid the related management distraction and a protracted legal remedy.

     Restructuring costs of $1,700,000 were recorded in 1994. The restructuring included moving certain sales and marketing functions into two business units, as well as a selective reduction in staff of 24 persons, including certain management personnel. The restructuring charge included approximately $1,000,000 for employee severance and benefits and $700,000 for facilities consolidation. During 1994, the Company incurred a charge of $650,000 related to a judgment against the Company from a lawsuit which originated in 1991.

     The Company recorded a charge of $2,750,000 in 1994, reflecting the allocation of a portion of the purchase price for the assets of Constellation Software, Inc. ("CSI") to research and development in process. The products purchased from CSI had neither reached technological feasibility nor did they have any alternative use as of the acquisition date. The products reached technological feasibility in late 1994.

     Other income increased slightly by 6% year over year as average cash balances were higher during 1995. Increases to interest expense during 1995 reflect in large part, the lease obligations of the Company's headquarters facility in Westboro, MA.

INFLATION

     Certain of the Company's expenses increase with general inflation in the economy. However, the Company does not believe that its results of operations have been, or will be, adversely affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. As of December 31, 1996, the Company had $14,733,000 in cash and equivalents and $14,282,000 in working capital. The Company has a working capital line of credit with a bank under which the Company may borrow, on an unsecured basis, up to the lesser of $5,000,000 or 80% of eligible accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends. As of December 31, 1996, the Company's eligible accounts receivable exceeded the amount necessary to access fully the line of credit, however, there were no borrowings outstanding on the line. The Company also has a share repurchase line of credit with the same bank under which the Company may borrow up to $5,000,000 to be used solely to make open market repurchases of the Company's common stock. At December 31, 1996 there was $1,462,000 of borrowings outstanding under the share repurchase line of credit facility. The lines of credit expire in June 1997.

     Accounts receivable, net of the allowance for doubtful accounts, decreased from $15,468,000 at December 31, 1995 to $14,860,000 at December 31, 1996. The
allowance for doubtful accounts decreased slightly to $1,864,000 at December 31, 1996 from $1,891,000 at December 31, 1995. Throughout 1996, the Company improved its receivable cash collections and generated $7,232,000 in cash from operations. The Company used $3,756,000 in investing activities in 1996. The Company's significant cash investments in 1996 consisted of expenditures for property and equipment of $1,820,000 and expenditures for intangible assets and capitalized software of $1,821,000. Current liabilities increased from $16,915,000 as of December 31, 1995 to $22,131,000 as of December 31, 1996. The
increase is attributable to accrued restructuring costs of $5,546,000 at December 31, 1996, which relates to costs associated with the elimination of non-strategic businesses and workforce reductions which occurred during 1996. Most of these costs will be paid within one year, however, certain costs will be paid over a 5 year period. Long-term liabilities decreased slightly year over year as payments were made on capital lease obligations.

     The Company hedges its exposure to foreign currency fluctuations through foreign exchange forward contracts. As of December 31, 1996, the Company had foreign exchange forward contracts outstanding used to hedge foreign exchange exposure on intercompany balances of certain of its international subsidiaries. These contracts are comprised of a contract to buy British pounds sterling with a notional amount of $5,644,000 and contracts to sell foreign currency aggregating $6,007,000 of notional amount (principally French francs and German marks). These contracts are short-term in duration (typically 60-90 days) and have limited market risk, since decreases or increases in the unrealized gain or loss on any position is generally fully offset by corresponding increases or decreases in gains and losses on the intercompany balances being hedged. Credit risk is limited to the risk that counterparties to these contracts fail to deliver at maturity. The Company deals only with reputable financial institutions in entering into these contracts and therefore believes that credit risk is insignificant. Currency forward contracts are used only to hedge identified foreign currency commitments and are never held for speculative purposes. The gains and losses associated with currency rate changes on these contracts, net of the corresponding gains and losses on the hedged intercompany accounts, are recorded as a component of other income/expense in the period the change occurs. Foreign exchange gains or losses were not material in any period presented.

     The Company believes that its available cash and anticipated cash generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements, including expected capital expenditures, at least through 1997 and for the foreseeable future. These sources can be augmented by short-term borrowings under the credit facility, which currently has availability of $5.0 million.

FACTORS AFFECTING FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, many of which are beyond the Company's control. The following discussion highlights some of these risks.

     The Company's future operating results may vary substantially from period to period. The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter extremely uncertain. Quarterly fluctuations may be caused by several factors including but not limited to timing of customer orders, adjustments of delivery schedules to accommodate customer or regulatory requirements, timing and level of international sales, mix of products sold, and timing of level of expenditures for sales, marketing and new product development. The Company generally ships its products upon receipt of orders and maintains no significant backlog. The company has experienced a pattern of recording 60 percent to 80 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of that third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and a substantial portion of the Company's costs and expenses, including costs of personnel and facilities, cannot be easily reduced. As a result, projected revenues are not achieved in the expected time frame, the Company's results of operations for that quarter would be adversely affected. Accordingly, the results of any one period may not be indicative of the operating results for future periods.

     The market price of the Company's common stock is highly volatile. Failure to achieve revenue, earnings, and other operating and financial results as forecasted or anticipated by analysts could result in an immediate adverse effect on the market price of the Company's stock.

     The Company currently derives a substantial portion of its total revenue from its core database product UniVerse. The Company's future results will depend, to a significant extent, on continued market acceptance of this product as well as market acceptance of new products, such as DataStage. Any factor adversely affecting the market for these products would have a material adverse effect of the Company's business and financial results.

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

     Approximately 38% of the Company's total revenue in fiscal 1996 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations of foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuations on such results. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and the related independent auditor's report are presented in the following pages. The consolidated financial statements filed in this Items 8 are as follows:

                                                                                       PAGE
                                                                                       -----
Independent Auditors' Report.........................................................     16
Consolidated Balance Sheets as of December 31, 1996 and 1995.........................     17
Consolidated Statements of Operations for each of the three years in the period ended
  December 31, 1996..................................................................     18
Consolidated Statements of Stockholders' Equity for each of the three years in the
  period ended December 31, 1996.....................................................     19
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 31, 1996..................................................................     20
Notes to Consolidated Financial Statements...........................................  31-32
Selected Quarterly Financial Data (unaudited)........................................     32

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VMARK Software, Inc.:

     We have audited the consolidated balance sheets of VMARK Software, Inc. and its subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP

Boston, Massachusetts
January 27, 1997

                              VMARK SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 31,
                                                                                  ---------------------
                                                                                    1996         1995
                                                                                  --------      -------
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                       SHARE DATA)
                                                ASSETS
Current assets:
    Cash and equivalents.......................................................   $ 14,733      $12,267
    Accounts receivable (less allowance for doubtful accounts, $1,864 in 1996
     and $1,891 in 1995).......................................................     14,860       15,468
    Income tax receivable......................................................        771        3,464
    Prepaid expenses and other current assets..................................      4,309        2,355
    Deferred income taxes......................................................      1,320          927
    Assets held for sale.......................................................        420        --
                                                                                  --------      -------
         Total current assets..................................................     36,413       34,481
                                                                                  --------      -------
Property and equipment:
    Building under capital lease...............................................      9,689        9,689
    Computer equipment.........................................................      7,040        8,716
    Office furnishings and fixtures............................................      3,187        4,499
    Leasehold improvements.....................................................      1,239          897
                                                                                  --------      -------
         Total.................................................................     21,115       23,801
    Less accumulated depreciation and amortization.............................      6,950        8,548
                                                                                  --------      -------
    Property and equipment -- net..............................................     14,205       15,253
                                                                                  --------      -------
Other long-term assets:
    Intangible assets -- net...................................................      3,667        8,055
    Deferred income taxes......................................................      4,049        4,043
    Other long-term assets.....................................................      1,643        1,521
                                                                                  --------      -------
         Total other long-term assets..........................................      9,359       13,619
                                                                                  --------      -------
Total..........................................................................   $ 59,977      $63,353
                                                                                  ========      =======

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit.............................................................   $  1,462      $ --
    Note payable...............................................................      --             587
    Current portion of capital lease obligation................................        211          195
    Accounts payable...........................................................      2,779        4,306
    Accrued compensation.......................................................      2,021        2,002
    Accrued expenses...........................................................      3,958        2,281
    Accrued merger and restructuring costs.....................................      5,546        1,286
    Deferred revenue...........................................................      5,738        5,514
    Income taxes payable.......................................................        416          744
                                                                                  --------      -------
         Total current liabilities.............................................     22,131       16,915
                                                                                  --------      -------
Long-term liabilities:
    Capital lease obligation...................................................      9,015        9,227
    Deferred rent..............................................................      --              44
                                                                                  --------      -------
         Total long-term liabilities...........................................      9,015        9,271
                                                                                  --------      -------
Commitments and contingencies Stockholders' equity:
    Preferred stock, $.01 par value, authorized 10,000,000 shares; issued none
     Common stock, $.01 par value, authorized 25,000,000 shares; issued and
     outstanding 8,380,474 in 1996 and 8,103,695 in 1995.......................         83           81
    Additional paid-in capital.................................................     46,297       44,383
    Accumulated deficit........................................................    (14,584)      (7,209)
    Cumulative translation adjustment..........................................        105          (88)
    Treasury stock at cost, 280,082 shares in 1996.............................     (2,956)       --
    Unearned compensation......................................................       (114)       --
                                                                                  --------      -------
         Total stockholders' equity............................................     28,831       37,167
                                                                                  --------      -------
Total..........................................................................   $ 59,977      $63,353
                                                                                  ========      =======

                See notes to consolidated financial statements.

                              VMARK SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1996       1995       1994
                                                                  -------    -------    -------
                                                                    (IN THOUSANDS, EXCEPT PER
                                                                           SHARE DATA)
Revenue:
     Software...................................................  $35,149    $37,365    $40,867
     Services and other.........................................   34,117     30,999     24,585
                                                                  -------    -------    -------
          Total revenue.........................................   69,266     68,364     65,452
                                                                  -------    -------    -------
Costs and expenses:
     Cost of software...........................................    4,745      5,040      4,989
     Cost of services and other.................................   18,552     16,539     11,870
     Selling and marketing......................................   26,929     26,082     23,885
     Product development........................................    8,875     10,111     10,605
     General and administrative.................................    7,351      7,908      6,801
     Merger integration, exit and restructuring costs...........    4,322      6,882      1,700
     Litigation costs...........................................       --        499        650
     Purchased research and development.........................       --         --      2,750
                                                                  -------    -------    -------
          Total costs and expenses..............................   70,774     73,061     63,250
                                                                  -------    -------    -------
Income (loss) from operations...................................   (1,508)    (4,697)     2,202
                                                                  -------    -------    -------
Other income (expense):
     Other income (net).........................................      472        664        626
     Interest expense...........................................     (869)      (990)      (105)
     Loss on investment in joint venture........................     (176)        --         --
                                                                  -------    -------    -------
          Total other income (expense)..........................     (573)      (326)       521
                                                                  -------    -------    -------
Income (loss) before provision for income taxes and
  extraordinary item............................................   (2,081)    (5,023)     2,723
Provision for (benefit from) income taxes.......................      560     (1,133)     2,944
                                                                  -------    -------    -------
Loss before extraordinary item..................................   (2,641)    (3,890)      (221)
Extraordinary loss from disposal of assets acquired in a pooling
  of interests, net of tax benefit of $1,184....................   (4,734)        --         --
                                                                  -------    -------    -------
Net loss........................................................  $(7,375)   $(3,890)   $  (221)
                                                                  =======    =======    =======
Loss per common share:
     Loss before extraordinary item.............................  $ (0.33)   $ (0.49)   $ (0.03)
     Extraordinary item.........................................    (0.58)        --         --
                                                                  -------    -------    -------
Net loss per common share.......................................  $ (0.91)   $ (0.49)   $ (0.03)
                                                                  =======    =======    =======
     Weighted average number of common and common equivalent
       shares outstanding.......................................    8,096      8,013      7,824
                                                                  =======    =======    =======

                See notes to consolidated financial statements.

                              VMARK SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  COMMON STOCK     ADDITIONAL                 CUMULATIVE
                               ------------------    PAID-IN    ACCUMULATED   TRANSLATION  TREASURY     UNEARNED
                                SHARES    AMOUNT     CAPITAL      DEFICIT     ADJUSTMENT     STOCK    COMPENSATION    TOTAL
                               ---------  -------  -----------  ------------  -----------  ---------  -------------  -------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, January 1, 1994...... 7,609,100    $76      $38,973      $ (3,098)      $(299)     $    --       $  --      $35,652
Issuance of stock for cash....   182,284      1        1,180                                                           1,181
Issued in an acquisition......   101,871      1        2,202                                                           2,203
Tax benefit arising from early
  disposition of stock
  options.....................                           364                                                             364
Net loss......................                                        (221)                                             (221)
Translation adjustment........                                                     159                                   159
                               ---------    ---      -------      --------       -----      -------       -----      -------
Balance, December 31, 1994.... 7,893,255     78       42,719        (3,319)       (140)          --          --      $39,338
Issuance of stock for cash....   214,217      3        1,423                                                           1,426
Repurchase and retirement of
  common stock................    (3,777)                (59)                                                            (59)
Tax benefit arising from early
  disposition of stock
  options.....................                           300                                                             300
Net loss......................                                      (3,890)                                           (3,890)
Translation adjustment........                                                      52                                    52
                               ---------    ---      -------      --------       -----      -------       -----      -------
Balance, December 31, 1995.... 8,103,695     81       44,383        (7,209)        (88)          --          --       37,167
Issuance of stock for cash....   276,779      2        1,582                                                           1,584
Unearned compensation.........                           140                                               (140)          --
Repurchase of common stock
  (280,082 shares)............                                                               (2,956)                  (2,956)
Tax benefit arising from early
  disposition of stock
  options.....................                           192                                                             192
Net loss......................                                      (7,375)                                  26       (7,349)
Translation adjustment........                                                     193                                   193
                               ---------    ---      -------      --------       -----      -------       -----      -------
Balance, December 31, 1996.... 8,380,474    $83      $46,297      $(14,584)      $ 105      $(2,956)      $(114)     $28,831
                               =========    ===      =======      ========       =====      =======       =====      =======

                See notes to consolidated financial statements.

                              VMARK SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1996       1995       1994
                                                                  -------    -------    -------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
Net loss........................................................  $(7,375)   $(3,890)   $  (221)
Adjustments to reconcile net loss to cash provided by operating activities (net of acquisitions):
     Depreciation and amortization..............................    2,873      2,681      2,262
     Purchased research and development.........................       --         --      2,750
     Amortization of intangible assets..........................    2,801      4,333      3,226
     Equity in loss of joint venture............................      176         --         --
     Deferred income taxes......................................     (316)    (1,494)    (1,620)
     Stock compensation.........................................       26         --         --
     Writedown of assets in connection with exit of
       businesses...............................................    3,059         --         --
     Increase (decrease) in cash from:
          Current assets........................................    1,498     (1,255)    (4,908)
          Current liabilities...................................    4,490      2,084      1,413
                                                                  -------    -------    -------
Cash provided by operating activities...........................    7,232      2,459      2,902
                                                                  -------    -------    -------
Cash flows from investing activities:
     Expenditures for property and equipment....................   (1,820)    (3,141)    (2,855)
     Expenditures for intangible assets.........................     (163)    (2,250)    (1,773)
     Capitalized software costs.................................   (1,658)      (418)      (790)
     Increase in cash surrender value of officers' life
       insurance and deposits and other.........................     (115)      (461)      (434)
                                                                  -------    -------    -------
          Cash used in investing activities.....................   (3,756)    (6,270)    (5,852)
                                                                  -------    -------    -------
Cash flows from financing activities:
     Sale of common stock.......................................    1,584      1,426      1,181
     Repurchase of common stock.................................   (2,956)       (59)        --
     Repayments of note payable.................................     (587)        --         --
     Borrowing (repayments) under line of credit................    1,462     (1,250)     1,250
     Repayments of capital lease and other obligations..........     (240)      (165)       (30)
                                                                  -------    -------    -------
          Cash provided by (used in) financing activities.......     (737)       (48)     2,401
                                                                  -------    -------    -------
Effect of exchange rate changes on cash.........................     (273)       109        (83)
                                                                  -------    -------    -------
Increase (decrease) in cash and equivalents.....................    2,466     (3,750)      (632)
Cash and equivalents, beginning of year.........................   12,267     16,017     16,649
                                                                  -------    -------    -------
Cash and equivalents, end of year...............................  $14,733    $12,267    $16,017
                                                                  =======    =======    =======

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of the Business -- VMARK Software, Inc. and subsidiaries (the Company) designs, develops, markets, sells and supports software for developing, deploying, and maintaining business applications and data warehousing solutions. The Company also provides a comprehensive range of services, including customer maintenance support, training, on-site assistance and consulting. The Company has operations in the United States, Canada, Europe, Australia, and Africa. Selling and marketing activities are conducted through direct selling efforts, value-added resellers, and distributors throughout the world. Research and development efforts are conducted in the United States and the United Kingdom.

     Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

     Foreign Currency Translation -- The functional currency of a foreign operation is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates at the balance sheet date. Results of operations are translated at average exchange rates prevailing during each period. Translation adjustments are accumulated as a separate component of stockholders' equity.

     The Company hedges its exposure to foreign currency fluctuations through foreign exchange forward contracts. As of December 31, 1996, the Company had foreign exchange forward contracts outstanding used to hedge foreign exchange exposure on intercompany balances of certain of its international subsidiaries. These contracts are comprised of a contract to buy British pounds sterling with a notional amount of $5,644,000 and contracts to sell foreign currency aggregating $6,007,000 of notional amount (principally French francs and German marks). These contracts are short-term in duration (typically 60-90 days) and have limited market risk, since decreases or increases in the unrealized gain or loss on any position is generally fully offset by corresponding increases or decreases in gains and losses on the intercompany balances being hedged. Credit risk is limited to the risk that counterparties to these contracts fail to deliver at maturity. The Company deals only with reputable financial institutions in entering into these contracts and therefore believes that credit risk is insignificant. Currency forward contracts are used only to hedge identified foreign currency commitments and are never held for speculative purposes. The gains and losses associated with currency rate changes on these contracts, net of the corresponding gains and losses on the hedged intercompany accounts, are recorded as a component of other income/expense in the period the change occurs. Foreign exchange gains or losses were not material in any period presented.

     Revenue Recognition -- Revenue from the sale of software licenses is recognized upon shipment of the product provided that no significant obligations remain and collection of the receivables is considered probable. Insignificant vendor and post-contract support obligations, if any, are accrued upon shipment. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Porting revenues are recognized as contractually defined milestones are attained. Revenue from training and consulting is recognized as the related services are performed.

     Concentration of Credit Risk -- The Company sells its products to various companies in several industries. The Company performs on-going credit evaluations of its customers and maintains allowances for potential credit losses, and such losses have been within management's expectations. The Company generally requires no collateral from its customers.

     Software Development Costs -- Certain software development costs for products and product enhancements are capitalized after technological feasibility has been established. Such costs are included in intangible assets and are amortized over two to three years using the straight-line method. The unamortized balance of the capitalized costs was $272,000 and $1,126,000 at December 31, 1996 and 1995 respectively. Related accumulated amortization was approximately $119,000 and $2,808,000 at December 31, 1996 and 1995,
respectively. Research and development costs and software development costs incurred before technological feasibility has been established are expensed as incurred.

     Property and Equipment -- Purchased property and equipment is recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease period. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets (three to eleven years) or over the terms of the related leases (three to twenty years) whichever is shorter. Capitalized cost of the leased assets was $9,689,000 and related accumulated amortization was $1,008,000 and $524,000 at December 31, 1996 and 1995, respectively.

     Intangible Assets -- Intangible assets, other than capitalized software development costs, are principally comprised of purchased technology, customer maintenance support agreements and goodwill and are recorded at cost. Amortization expense is recorded to cost of software and cost of services and other depending on the use of the related intangible asset. Amortization expense is provided on a straight-line method over the estimated life of the asset (two to five years). The Company periodically reviews the carrying value of intangible assets in relation to expectations of nondiscounted future cash flows attributable to each asset. A permanent impairment in the value of an intangible asset is recognized in operating results in the period the impairment occurs. Accumulated amortization was $7,590,000 and $8,403,000 at December 31, 1996 and 1995, respectively.

     Cash Flow Information -- The Company considers all short-term, highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents.

     Supplemental cash flow information is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             1996      1995      1994
                                                            ------    ------    ------
          Cash paid for income taxes......................  $  386    $2,906    $3,875
          Cash refunds of income taxes....................   3,406      --        --
          Cash paid for interest..........................     869       896        69
          Capital lease obligation (Note 3)...............    --        --       9,630
          Deferred tax liability assumed in business
            combination (Note 2)..........................    --        --         340
          Transfer of accounts receivable as consideration
            for purchase acquisition......................    --       1,000      --
          Stock issued in purchase acquisition............    --        --       2,203

     Income Taxes -- Deferred taxes are provided to reflect temporary differences in bases between book and tax assets and liabilities. Deferred tax assets and liabilities are measured using currently enacted tax rates (See Note
5).

     Income (Loss) Per Common Share -- Income (loss) per common share is computed using the weighted average number of common and common equivalent shares outstanding during each year. Common stock equivalents consist of stock options and warrants (using the treasury stock method), except where such items would be antidilutive.

     Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires, of necessity, the use of estimates to determine the appropriate carrying value of certain assets and liabilities. Each of these estimates requires the Company to assess past history and to estimate probable outcomes in the future. These estimates could change.

     Fair Value of Financial Instruments -- Financial instruments held or used by the Company include cash and its equivalents, accounts receivable, accounts payable, capital lease obligations and foreign currency forward contracts. The fair values of these instruments are based on management's estimates, which could change if market conditions change. With the exception of forward contracts, management believes that the carrying value of these instruments approximates fair value. The fair value of foreign currency forward contracts at December 31, 1996 aggregated $12,048,000.

     Stock-Based Compensation -- Compensation cost associated with awards of stock or options to employees is measured using the intrinsic value method. Tax benefits associated with early exercise of stock options are generally recorded as increases to additional paid-in capital.

2.  MERGERS AND ACQUISITIONS

 Merger with Easel Corporation

     On June 14, 1995, the Company merged with Easel Corporation (Easel). In connection with the merger, the Company issued approximately 1,500,000 shares of common stock to Easel shareholders in exchange for substantially all of their interest in Easel. In addition, options outstanding under Easel's option plans were converted to options under the Company's plans, adjusted only for the impact of the exchange ratio between the shares of the two companies. The merger qualified for pooling-of-interests treatment and, accordingly, the Company's financial statements have been restated to include the accounts of Easel for all periods presented.

     In connection with the merger, the Company recorded one-time charges aggregating $6,882,000, reflecting costs of integrating the operations of the two companies, as well as the costs of personnel termination (for which a specific plan was in place), facilities closures, and legal, accounting and investment banking fees associated with the transaction. All related costs were completely paid by the end of 1996.

     Information regarding the separate revenue and net income (loss) of the combining companies through the date of consummation of the Merger is presented below (in thousands). There were no adjustments required to conform the accounting policies of the two companies in the years presented, other than recognition of certain tax attributes of Easel in combination of $1,150,000 in 1994.

                                                                     JANUARY TO JUNE
                                                                    ------------------
                                                                      1995      1994
                                                                    --------   -------
        Revenue:
             VMARK................................................  $ 27,198   $45,200
             Easel................................................     8,405    20,252
                                                                    --------   -------
                  Combined........................................  $ 35,603   $65,452
                                                                    ========   =======
        Net income (loss):
             VMARK................................................  $ (2,698)  $ 3,822
             Easel................................................    (1,203)   (4,043)
                                                                    --------   -------
                  Combined........................................  $ (3,901)  $  (221)
                                                                    ========   =======

 Acquisitions

     Over the last three years, the Company has made the following acquisitions, all of which were accounted for as purchases and the results of operations included with those of the Company from the date of acquisition (amounts in thousands):

                                                           FAIR VALUE OF  LIABILITIES      TOTAL
COMPANY ACQUIRED                                CASH PAID  SHARES ISSUED    ASSUMED    CONSIDERATION
----------------                                ---------  -------------  -----------  -------------
FT Technology Institute (January 1996).........   $  360       $   --        $   --        $  360
VMARK Canada (September 1995)..................    1,329           --           171         1,500
Edgetech S.A. (January 1995)...................    1,500           --            --         1,500
ASG (July 1994)................................    1,231           --           492         1,723
Constellation (February 1994)..................       --        2,203         1,934         4,137

     FT Technology Institute -- FT Technology Institute operates as an education and service training business based in Sydney, Australia. The purchase price was allocated between property and equipment and goodwill based upon an independent appraisal. In December 1996, the Company decided to withdraw from the business associated with this acquisition. The writedown of the remaining net book value of related assets and employee termination costs are included in the results of operations in 1996 as a component of operating expense. See Note 10.

     VMARK Canada -- VMARK Canada previously operated as an independent distributor for the Company. Of the total cash included in consideration for the purchase, $750,000 was paid at closing and the remainder was payable in the form of a note which was paid in February 1996. The purchase price was allocated between property and equipment and intangible assets based upon an independent appraisal.

     Edgetech S.A. -- Edgetech S.A. previously operated as an independent distributor for the Company. Of the total cash consideration shown above, $500,000 was paid at closing and the remainder was payable in the form of a note. In March 1995, the Company transferred an account receivable to the sellers in full satisfaction of amounts due. The Company guaranteed collection of the receivable, which has since been repaid, and paid interest to the sellers aggregating $71,600. The purchase price was allocated between property and equipment and intangible assets based upon an independent appraisal.

     ASG -- ASG operated in the education services market. The purchase price was allocated between property and equipment and intangible assets based upon an independent appraisal. In December 1996, the Company decided to sell the remaining business associated with this acquisition. The 1996 financial statements reflect the writedown of the fixed and intangible assets to the anticipated selling price, as well as the employee termination costs associated with the sale. The amounts are a component of the extraordinary loss from disposal of assets acquired in a pooling of interests. See Note 12.

     Constellation -- Constellation (CSI) was a developer of object-oriented, client-server products for commercial business applications. In connection with the acquisition, the Company issued 101,871 shares of common stock and assumed the obligation under CSI options to issue, upon exercise, 23,129 shares of common stock. Approximately 50% of the share and option exercise obligations are contingent upon the achievement of certain revenue milestones over five years following the acquisition. Of this 50% obligation, none has been earned as of December 31, 1996. Achievement of these milestones was deemed probable and the consideration involved was recorded at the date of consummation. Of the total consideration paid, $2,750,000 was allocated to research and development in process, for which no alternative use existed, and charged to expense at the date of consummation. The remainder of the purchase price was allocated between property and equipment and intangible assets based upon an independent appraisal.

     Pro Forma Results of Operations -- The results of operations of the acquired entities were not significant to the Company. Accordingly, pro forma information has not been presented.

     Other Purchases -- During 1995 and 1994, the Company purchased completed software tools and technology from outside vendors totaling $480,000, and $561,000, respectively.

3.  FINANCING AND LEASING ARRANGEMENTS

     The Company has a twenty-year capital lease on its principal operating facility which commenced in November 1994. The Company leases other office facilities, motor vehicles and certain office furnishings under noncancelable operating lease agreements expiring on various dates through December 2001. Total rent expense under all operating leases for the years ended December 31, 1996, 1995 and 1994 approximated $1,832,000, $2,665,000 and $2,857,000, respectively.

     At December 31, 1996, future minimum payments under operating and capital leases are due as follows (in thousands):

                                                    OPERATING LEAS     CAPITAL LEASE
                                                   ----------------   ---------------
          1997...................................       $1,437            $   982
          1998...................................        1,139                982
          1999...................................          926                982
          2000...................................          731                982
          2001...................................          473                982
          Thereafter.............................           --             13,065
                                                        ------             ------
                                                        $4,706             17,975
                                                        ======
          Less amount representing interest......                          (8,749)
                                                                           ------
                                                                            9,226
          Amounts due within one year............                             211
                                                                           ------
          Long-term debt.........................                         $ 9,015
                                                                           ======

     The Company has an unsecured working capital line of credit with a bank under which the Company may borrow up to the lesser of 80% of eligible accounts receivable or $5,000,000. The Company's eligible accounts receivable at December 31, 1996 exceed the amount necessary to access fully the line of credit. The agreement limits the Company's ability to pay dividends and, among other things, requires the Company to maintain specified minimum levels of tangible net worth and working capital and limits the ratio of debt to tangible net worth. The Company also has a share repurchase line of credit with the same bank under which the Company may borrow up to $5,000,000 to be used solely to make open market repurchases of the Company's common stock. Interest on outstanding borrowings under both facilities is at the bank's prime rate (8.25% at December 31, 1996). At December 31, 1996 there was $1,462,000 of borrowings outstanding under the share repurchase line of credit facility. The outstanding balance is due in equal installments beginning April 30, 1997 through March 31, 2000. The lines of credit expire in June 1997.

4.  STOCKHOLDERS' EQUITY

     Preferred Stock -- The Board of Directors is authorized to designate one or more series of preferred stock and to establish the voting, dividend, liquidation and other rights and preferences of the shares of each series, and to provide for the issuance of shares of any series. The Board of Directors has designated 15,000 shares of $0.01 par value preferred stock as Series A Junior Preferred Stock. At December 31, 1996, no shares of preferred stock were outstanding.

     Preferred Share Purchase Rights -- On June 6, 1996, the Company's Board of Directors declared a dividend of one purchase right (a "Right") for every outstanding share of the Company's common stock. The Rights were distributed on June 12, 1996 to holders of record as of that date. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Preferred Stock at a price of $75, subject to adjustments in certain events. The Rights will be exercisable only if a person or group acquires 15% or more of the outstanding shares of the Company's common stock or announces a tender offer, the consummation of which would result in such person or group owning 30% or more of the Company's common stock. If a person or group ( other than the Company and its affiliates) acquires 15% or more of the Company's outstanding common stock, each Right (other than Rights held by such person or group) will entitle the holder to receive shares of Common Stock, or in certain circumstances, cash, property, or other securities of the Company, having a market value of two times the exercise price of the Right. In addition if the Company were acquired in a merger or other business combination, or if more than 50% of its assets or earning power were sold, each holder of a Right would be entitled to exercise such Right and thereby receive common stock of the acquiring company with a market value of two times the exercise price of the Right. Furthermore, at any time after a person or group acquires more than 15% of the outstanding stock, but prior to the acquisition of 50% of such stock, the Board of Directors may, at its option, exchange all or a part of the

Rights at an exchange ratio of one share of Common Stock for each Right. The Company will be entitled to redeem the Rights at $.01 per Right, subject to adjustment in certain events, at any time on or prior to the tenth day after public announcement that a 15% or greater position has been acquired by any person or group. The Rights expire on June 12, 2006.

     1986 Stock Option Plan -- The Company's 1986 Stock Option Plan (the 1986
Plan) provides for the issuance of up to an aggregate 2,916,000 shares of common stock upon the exercise of incentive stock options (ISOs) and non-qualified stock options (NSOs) granted to key employees and consultants of the Company and its subsidiaries. The exercise price for ISOs must be at least equal to the fair market value of the underlying shares of common stock at the time of grant, and the exercise price of NSOs may be at any price established by the Board of Directors. The term of each option may not exceed ten years. Options are exercisable either in full immediately, or in installments, as the Board of Directors may determine at the time it grants such options. In general, the shares acquired by exercising the options vest ratably over five years from the date the options first become exercisable. As of December 31, 1996, there were 630,161 options available for grant under the 1986 Plan.

     1991 Director Stock Option Plan -- In December 1991, the Company adopted the 1991 Director Stock Option Plan (the Director Plan), which provides for the grant of non-qualified stock options to non-employee directors of the Company for the purchase of up to an aggregate of 200,000 shares of common stock. Under the Director Plan, each non-employee director is entitled to receive, when first elected to serve as a director, an option to purchase 15,000 shares. In addition, each non-employee director is entitled to receive on January 31 of each year, commencing in 1996, an option to purchase 5,000 shares. The exercise price of the options may not be less than fair market value on the date of grant. Options may only be exercised with respect to vested shares. As of December 31, 1996, there were 36,744 options available for grant under the Director Plan. Effective January 31, 1997, the number of shares issuable under the plan was increased to 350,000 and the annual grant was increased to 10,000 shares with a three year vesting term.

     1995 Non-Statutory Stock Option Plan -- The Company's 1995 Non-Statutory Stock Option Plan (the 1995 Plan), provides for the grant of non-qualified stock options to key employees (other than executive officers, who are not eligible to participate) and consultants of the Company for the purchase of up to an aggregate of 2,250,000 shares of common stock. The exercise price of the options may be at any price established by the Board of Directors which administers the 1995 Plan. The term of each option may not exceed ten years. Options are exercisable over periods determined at the discretion of the Board of Directors and are generally subject to vesting on a monthly basis over five years. As of December 31, 1996, there were 996,086 options available for grant under the 1995 Plan.

     The following is a summary of activity for all of the Company's option plans:


                                                                      WEIGHTED AVERAGE
                                                                       EXERCISE PRICE
                                                            SHARE        PER SHARE
                                                          ---------   ----------------
        Outstanding at January 1, 1994..................  1,213,561        $14.68
             Granted....................................    650,249         16.75
             Assumed in an acquisition (Note 2).........     23,129           .41
             Exercised..................................   (137,160)         4.29
             Canceled...................................   (341,519)        18.25
                                                          ---------        ------
        Outstanding at December 31, 1994................  1,408,260         10.82
             Granted....................................    903,881          8.99
             Exercised..................................   (157,095)         3.94
             Canceled...................................   (270,664)        14.59
                                                          ---------        ------
        Outstanding at December 31, 1995................  1,884,382          9.61
             Granted....................................  1,484,317          8.33
             Exercised..................................   (118,983)         4.49
             Canceled...................................   (775,359)        12.04
                                                          ---------        ------
        Outstanding at December 31, 1996................  2,474,357        $ 8.14
                                                          =========        ======

     The following table sets forth information regarding options outstanding at December 31, 1996:

                                                                                   OPTIONS EXERCISABLE AND/OR
                                        OPTIONS OUTSTANDING                           SHARES TRANSFERABLE
                      --------------------------------------------------------     --------------------------
                                                                   WEIGHTED                       WEIGHTED
                                        WEIGHTED AVERAGE           AVERAGE                        AVERAGE
    RANGE OF            NUMBER        REMAINING CONTRACTUAL        EXERCISE                       EXERCISE
 EXERCISE PRICE       OUTSTANDING         LIFE (YEARS)              PRICES         NUMBER          PRICES
$  .16  -  $ 2.50        134,429          5.1                       $ 1.96         134,429         $ 1.96
  4.90  -    6.75        383,264          9.2                         6.39         75,991            6.02
  7.00  -    8.75      1,240,586          9.0                         7.65         265,982           7.69
  9.12  -   11.00        568,483          9.1                        10.32         95,317           10.15
 12.00  -   14.88        106,944          7.4                        12.64         54,851           12.66
 16.00  -   17.88         36,501          7.6                        16.82         18,020           17.03
 20.59  -   24.11          4,150          6.5                        23.50          4,112           23.50
                       ---------                                                   -------
                       2,474,357          8.7                       $ 8.14         648,702         $ 7.45
                       =========                                                   =======

     As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been $9,462,000 or $1.17 per share in 1996 and $4,317,000 or $0.54 per share in 1995.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 1996 and 1995: an expected life of 6 years, expected volatility of 64.9%, a dividend yield of 0% and a risk-free interest rate of 6.10%. The weighted average fair value of options granted in 1996 and 1995 was $5.33 and $6.09, respectively.

     The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

     During 1996, a total of 80,000 options were granted to certain officers of the Company at exercise prices which were an aggregate of $140,000 lower than the market value at the date of grant. This amount was recorded as unearned compensation and is being amortized to expense over the five year vesting period of the options. Related compensation expense was approximately $26,000 in 1996. The weighted average exercise price of the options involved is $6.38 per share.

     In January 1996, the Company offered non-officer employees holding incentive stock options with an exercise price greater than $7.75 (the then current market price) per share, the opportunity to exchange their options for the equivalent number of non-qualified stock options with an exercise price equal to fair market value of the common stock. As a result of this offer, options for approximately 326,107 shares were exchanged.

     Options assumed in the acquisition of Constellation Software, Inc. in 1994 were converted to options in the Company's stock at the same relative exercise price (adjusted only for the conversion rate) present for the option prior to the acquisition.

     On January 31, 1997, an additional 50,000 options were granted under the Directors Plan at an exercise price of $7.00. Also, on January 28, 1997 a total of 373,500 options were granted to employees under the 1995 Plan with an exercise price of $6.625.

     Employee Stock Purchase Plan -- The Company's Employee Stock Purchase Plan (the Purchase Plan) provides for the purchase of Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first day or the last day of each six-month period. The Company issued 157,590, 58,580 and 42,900 shares in 1996, 1995 and 1994, respectively, under the Purchase Plan. At December 31, 1996, 207,093 shares were reserved for future issuances under the Purchase Plan. The pro forma disclosures presented above include compensation expense related to the Purchase Plan of $446,000 and $168,000 in 1996 and 1995, respectively.

5.  INCOME TAXES

     The components of income (loss) before income taxes and extraordinary item was comprised of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                          1996       1995       1994
                                                         -------    -------    -------
          Domestic.....................................  $  (611)   $(3,783)   $ 2,497
          Foreign......................................   (1,470)    (1,240)       226
                                                         -------    --------    ------
                                                         $(2,081)   $(5,023)   $ 2,723
                                                         =======    ========    ======

     The provision for (benefit from) income taxes consisted of the following (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1996       1995       1994
                                                                  -------    -------    -------
Current:
     Federal....................................................    $(295)   $    --     $3,688
     State......................................................      (55)        --        601
     Foreign....................................................       73        361        275
                                                                    -----    -------     ------
          Total.................................................     (277)       361      4,564
                                                                    -----    -------     ------
Deferred:
     Federal....................................................      824       (770)    (1,449)
     State......................................................      154        (88)      (170)
     Foreign....................................................     (141)      (636)        (1)
                                                                    -----    -------     ------
          Total                                                       837     (1,494)    (1,620)
                                                                    -----    -------     ------
Total                                                               $ 560    $(1,133)    $2,944
                                                                    =====    =======     ======

     Components of the Company's deferred income tax assets and liabilities at December 31, 1996 and 1995 were as follows (in thousands):

                                                                   1996       1995
                                                                  -------    -------
Current assets:
     Accounts receivable........................................  $   404    $   550
     Accrued expenses and other.................................      916        377
                                                                  -------    -------
          Total current assets..................................  $ 1,320    $   927
                                                                  =======    =======
Long-term assets and liabilities:
     Property and equipment.....................................  $    80    $   327
     Intangible assets..........................................      385        362
     Capitalized software costs.................................       --       (428)
     Net operating loss carryforwards -- U.S....................    5,725      5,725
     Net operating loss carryforwards -- foreign................    2,403      1,227
     Tax credit carryforwards -- U.S............................      967      1,052
     Other -- foreign...........................................      (67)        46
     Valuation allowance........................................   (5,444)    (4,268)
                                                                  -------    -------
          Total net long-term assets............................  $ 4,049    $ 4,043
                                                                  =======    =======

     The increase in the net deferred tax asset relating to foreign currency translation was $52,000 in 1996.

     During 1996 the valuation allowance was increased by $1,176,000 representing foreign loss carryforwards generated for which realization does not appear likely. There was no change in the valuation allowance during 1995. During 1994, the valuation allowance was increased by $953,000, representing pre-merger net operating losses generated by Easel which, due to statutory limitations on usage by the combined company, are deemed more likely than not to expire unutilized.

     Net operating loss carryforwards expire through 2010, in the case of U.S. generated losses, and are available indefinitely in the case of foreign generated losses, however, the losses cannot be applied against income generated in a trade or business significantly different from that which gave rise to the carryforward.

     A reconciliation between the U.S. statutory and the effective tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1996      1995      1994
                                                              ----      ----      ----
          Statutory tax rate................................  (35)%     (35)%      35%
          State taxes, net of federal benefit...............   (4)       (4)        4
          Surtax exemption..................................   (1)        1        (1)
          Nondeductible charges.............................   35        12        35
          Foreign income taxes..............................    4         3        --
          Easel net operating losses for which no benefit is
            recognized......................................   --        --        35
          Foreign net operating losses for which no benefit
            is recognized...................................   26        --        --
                                                              ----      ----      ----
          Effective tax rate................................   27%      (23)%     108%
                                                              ====      ====      ====

6.  SEGMENT INFORMATION

     The Company operates in one industry segment consisting of the development, marketing and support of software for the development and execution of commercial applications for industry standard operating systems. Geographic segment information was as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Revenue:
North America (including export sales)........................  $43,095     $49,358     $41,681
Europe........................................................   18,972       7,967      19,163
Other.........................................................    7,199      11,039       4,608
                                                                -------     -------     -------
Total revenue.................................................  $69,266     $68,364     $65,452
                                                                =======     =======     =======
Merger integration, exit and restructuring costs:
North America.................................................  $ 3,471     $ 5,561     $ 1,500
Europe........................................................      277         998       --
Other.........................................................      574         323         200
                                                                -------     -------     -------
Total merger integration, exit and restructuring costs........  $ 4,322     $ 6,882     $ 1,700
                                                                =======     =======     =======
Operating income (loss):
North America.................................................  $   (45)    $(3,227)    $ 2,019
Europe........................................................     (673)     (1,748)         (8)
Other.........................................................     (790)        278         191
                                                                -------     -------     -------
Total operating income (loss).................................  $(1,508)    $(4,697)    $ 2,202
                                                                =======     =======     =======
Identifiable assets:
North America.................................................  $48,979     $58,661     $62,098
Europe........................................................   11,247       3,145       7,919
Other.........................................................    3,885         945       2,345
Eliminations..................................................   (4,134)        602      (6,880)
                                                                -------     -------     -------
Total identifiable assets.....................................  $59,977     $63,353     $65,482
                                                                =======     =======     =======

7.  LITIGATION

     The Company is a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court in the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company had denied the allegations in its answer to the Complaint and the proceeding is now in the early stages of discovery. Based upon its review to date, management believes that the actions are without merit and plans to oppose them vigorously.

     During 1994, the Massachusetts Appeals Court rendered a decision against the Company of approximately $382,000 plus interest and costs, including reasonable attorney's fees. The decision related to a claim of misrepresentation and breach of warranty. The full amount of the judgment including estimated costs, was charged to earnings during 1994. The costs associated with this claim were paid in full during 1995 and exceeded the initial amount recorded by $199,000. This excess was charged to earnings in 1995.

     During 1995, the Company also recorded approximately $300,000 in costs relating to the settlement and payout of two potential lawsuits involving Easel at the time of the merger with the Company.

8.  RETIREMENT PLANS

     The Company provides certain supplemental requirement benefits to its executive officers, which it has funded through life insurance policies in a "split dollar" arrangement. The executive officers are allowed to borrow against the excess cash surrender value in the policy over and above the Company's cumulative paid in premiums. Upon termination of a policy or the death of the insured executive, the Company will receive proceeds equal to the amount of the cumulative premium paid by the Company. The Company may borrow against its share of the accumulated cash surrender value in the respective policies at any time. The Company accounts for these policies as a defined contribution plan and expenses premiums on the policies as incurred, which represents the compensation element of the plan. In addition, since the Company controls its share of the cash surrender value of the policies at all times, it accounts for any changes in cash surrender value in accordance with the guidance provided in Financial Accounting Standards Board Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance." Accordingly, increases or decreases in cash surrender value are recognized each period and the asset recorded on the Company's books represents the lesser of the Company's share of cash surrender value or the cumulative premiums paid on the policies. This amount is included in other long-term assets and was $1,356,000 and $983,000 at December 31, 1996 and 1995 respectively. Total premiums in 1996, 1995, and 1994 were approximately $466,000, $420,000, and $416,000, respectively.

     The Company has a 401(k) retirement and savings plan (the Plan) covering substantially all domestic employees. The Plan allows each participant to contribute up to 15% of his or her base wage up to an amount not to exceed an annual statutory maximum. Through December 31, 1995, the Company matched contributions in an amount equal to 25% of the contributions of each participant in excess of 2% of such participant's annual compensation up to 4% of such participant's annual compensation. Effective January 1, 1996, the Company increased its matching contribution to 50% of the contributions of each participant in excess of 2% of such participant's annual compensation, up to 4% of such participant's annual compensation. The Company made matching contributions to the Plan of approximately $315,000, $125,000, and $80,000 in 1996, 1995, and 1994, respectively.

9.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended December 31, 1994, VMARK entered into transactions with respect to software products and services with a company (the related party) whose chairman of the board and president is a member of the VMARK Board. The aggregate value of such transactions, which were in the ordinary course of VMARK's business and priced at standard rates, was approximately $320,000 with respect to the purchase by the related party of products and services from VMARK and approximately $227,000 with respect to the purchase by VMARK of products and services from the related party.

10.  RESTRUCTURING COSTS

     The 1996 results include a $2,125,000 restructuring charge associated with the downsizing of Object Studio -- related activities. The charge was recorded pursuant to a formal plan adopted and announced in May 1996. The plan was adopted as a result of the signing of a letter of intent to form the joint venture which has undertaken the development and enhancement of the Object Studio product line. The charge included approximately $1,900,000 in employee severance and benefits, $153,000 for the write off of capitalized software and $72,000 related to abandonment of facilities. As of December 31, 1996, approximately $418,000 in employee severance and benefits were unpaid.

     The 1996 results also include a $2,197,000 charge associated with a restructuring and reduction in staff from all areas of the Company. The restructuring was designed to bring costs in line with revenues and included $1,591,000 in employee severance and benefits and $606,000 for the write off of intangible assets. None of the employee severance and benefits had been paid as of December 31, 1996.

     Included in the 1994 results is a $1,700,000 charge recorded by Easel associated with a restructuring and reduction in staff of 24 employees from all areas of Easel, announced by Easel on August 31, 1994, which was intended to streamline the organization and align expenses to better fit revenue. The restructuring charge included approximately $1,000,000 for employee severance and benefits and $700,000 for facilities consolidation. As of December 31, 1995 and 1994, the remaining restructuring reserve of $185,000 and $1,157,000, respectively, was included in accrued expenses. All amounts were paid by the end of 1996.

11.  JOINT VENTURE

     In October 1996, the Company established a joint venture with one of its resellers to develop and support the Object Studio product suite of object-oriented application development tools. The Company contributed certain product rights and transferred certain development personnel to the joint venture in exchange for a 50% ownership in the venture, which is called CinMark, Inc. Royalties are required to be paid to CinMark by both parties. The Company's share in CinMark's loss for the quarter ended December 31, 1996 is included as a component of other income and expense.

12.  EXTRAORDINARY ITEM

     In December 1996, as part of the Company's ongoing efforts to direct the business towards growth areas, management, at the direction of the Board of Directors, undertook a review of all existing businesses, including those acquired through the merger with Easel discussed in Note 2. Following this review, in December 1996, management recommended and the Board of Directors approved a comprehensive plan to exit certain businesses. In general, these businesses represented portions of the business with minimal profitability and lower future growth prospects. For discussion of certain abandoned businesses and asset write-offs, see Note 10.

     Among the product lines and businesses to be discontinued or abandoned were certain products or lines of business present at the date of the merger with Easel. Because these dispositions were not contemplated at the date of the merger and are therefore outside of the normal course of business, they have been presented as an extraordinary item.

     The components of the extraordinary item recorded in 1996 consist of the following (in thousands):

          Net loss on disposition of ASG...................................  $  537
          Object Studio:
               Asset writedown.............................................   1,845
               Facilities closure..........................................   1,419
               Severance related costs.....................................     417
               Expected costs and funding for joint venture................   1,700
                                                                             ------
          Pre-tax extraordinary item.......................................   5,918
          Tax benefit......................................................  (1,184)
                                                                             ------
          Extraordinary item...............................................  $4,734
                                                                             ======

     The Company's US education business, ASG, was sold to a third party for $420,000. The net loss reflected above represents the writedown of the assets of ASG to net realizable value. The amount received for ASG is included in assets held for sale on the consolidated balance sheet.

     As part of the decision to reposition the Company's product offerings, the Company entered into certain agreements with the other party to the joint venture described in Note 11. As a result of these agreements, the Company effectively transferred all of its rights to sell the product to the other party, and will cease to sell Object Studio related product. Because generation of revenue related to Object Studio sales is now no longer within the control of the Company, the Company is unable to develop reasonable estimates of expected cash flow streams to be generated by future sales. In addition, the joint venture has been structured so that the Company's future cash stream from royalties will be only a percentage of what it would have been had the Company retained all rights to the product. Therefore, the Company has written off the remaining unamortized cost of this product at December 31, 1996. Most remaining employees of one of the Company's foreign subsidiaries, dedicated to Object Studio sales, were effectively terminated and the estimated cost of such terminations was charged off. The Company also incurred costs for facility abandonment related to the subsidiary and committed to provide funding to the joint venture of $1,700,000 which has also been charged to the extraordinary item.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED -- IN THOUSANDS)

                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         -------    -------    -------    -------
  1996
  ----
1996 Revenue...........................................  $17,736    $17,958    $16,688    $16,884
Income (loss) from operations..........................      970       (531)       316     (2,263)
Net income (loss)......................................      559       (725)       131     (7,340)
Net income (loss) per common share.....................      .09       (.09)       .02       (.91)

  1995
  ----
Revenue................................................  $17,876    $17,727    $15,557    $17,204
Income (loss) from operations..........................    2,306     (6,207)    (1,345)       549
Net income (loss)......................................    1,513     (4,589)    (1,074)       260
Net income (loss) per common share.....................      .19       (.58)      (.13)       .03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the captions " Executive Officer Compensation" and " Director Compensation" appearing in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" appearing in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(1) Financial Statements

     The following financial statements are filed as part of this Annual Report:

Independent Auditors' Report..........................................................
Consolidated Balance Sheets as of December 31, 1996 and 1995..........................
Consolidated Statements of Operations for each of the three years in the period ended
  December 31, 1996...................................................................
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996......................................................
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 31, 1996...................................................................
Notes to Consolidated Financial Statements............................................
Selected Quarterly Financial Data (unaudited).........................................

(2) Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

     Documents listed below, except for documents incorporated herein by reference, are being filed as exhibits herewith. Pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, certain exhibits re incorporated herein by reference.

      3.2         Second Restated Certificate of Incorporation of the Company. (1)

      3.3         By-laws of the Company, as amended and restated effective as of March 17,
                  1992.(1)

      3.3a        Amendment to By-laws effective February 10, 1994.(4)

      3.4         Certificate of Designations, Rights, Preferences and Privileges of Series A
                  Junior Preferred Stock. (8)
      4.1         Rights Agreement dated as of June 12, 1996 between the Company and State
                  Street Bank and Trust Company, as Rights Agent (8)
    #10.1a        1986 Stock Option Plan, as amended and restated. (3)
    #10.1d        Amendment to 1986 Stock Option Plan effective January 28, 1997.
    #10.2         1991 Director Stock Option Plan, as amended and restated.(3)
    #10.2b        Amendment to 1991 Director Stock Option Plan effective January 31, 1997.
    #10.2c        Amendment to 1991 Director Stock Option Plan effective July 29, 1996.
     10.6         Restated Registration Rights Agreement dated as of April 10, 1992 between the
                  Company and certain of its stockholders.(1)
     10.11a       Lease dated as of May 5, 1994 between the Company and 50 Washington Street
                  Associated Limited Partnership(5)
    #10.18a       Employee Stock Purchase Plan, as amended and restated. (3)
    #10.21        Split Dollar Life Insurance Agreement between the Company and James J.
                  Capeless dated as of October 12, 1993.(4)
    #10.22        Split Dollar Life Insurance Agreement between the Company and Charles A.
                  Cornell dated as of October 12, 1993.(4)
    #10.23        Split Dollar Life Insurance Agreement between the Company and James K. Walsh dated as of October 12, 1993.(4)
    #10.24        Split Dollar Life Insurance Agreement between the Company and Thomas M. Palka dated as of October 12, 1993.(4)
    #10.25        Split Dollar Life Insurance Agreement between the Company, Gillian R. Reynolds as trustee under the Andrew Ridgers Irrevocable Trust dated February 16, 1995 and Andrew Ridgers dated as of April 27, 1994. (7)
    #10.26        Split Dollar Life Insurance Agreement between the Company and Stephen W.
                  Machnik dated as of April 27, 1994. (7)
    #10.27        Split Dollar Life Insurance Agreement between the Company and Jason E. Silvia dated as of April 27, 1994. (7)
     10.28        Asset Purchase Agreement between the Company and Constellation Software, Inc.
                  dated February 15, 1994.(6)
    #10.31        1995 Non-Statutory Stock Option Plan, as amended and restated effective as of
                  January 7, 1996.
    #10.32        Split Dollar Life Insurance Agreement between the Company and Charles F. Kane dated as of December 15, 1995
    #10.33        Split Dollar Life Insurance Agreement between the Company and Peter L. Fiore dated as of September 15, 1996.
    #10.34        Split Dollar Life Insurance Agreement between the Company and Pete Gyenes dated as of June 15, 1996.
     10.35        Loan and Security Agreement dated as of May 3, 1996 by and between Silicon
                  Valley Bank and Company
     10.36        Amended and Restated Promissory Note -- Revolving Line of Credit loans by the
                  Company to Silicon Valley Bank, dated May 3, 1996.
     10.37        Promissory Note -- Share Repurchase Line of Credit loans by the Company to
                  Silicon Valley Bank dated May 3, 1996.
     23           Independent Auditors' Consents.
     27.1         Financial Data Schedule.

---------------

  # Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the respective exhibit filed with the Company's Registration Statement on Form S-1, File No. 33-46533, initially filed on March 19, 1992.

(3) Incorporated by reference to the respective exhibit to the Company's Registration Statement on
    Form S-8, File No. 333-00218, filed on January 5, 1996.

(4) Incorporated by reference to the exhibit filed with the Company's Form 10-K dated March 28, 1994.

(5) Incorporated by reference to the exhibit filed with the Company's Form 8-K dated May 19, 1994.

(6) Incorporated by reference to the exhibit filed with the Company's Form 8-K dated March 1, 1994.

(7) Incorporated by reference to the exhibit with the Company's Form 8-K dated March 29, 1996.

(8) Incorporated by reference to the respective exhibit of the Company's Registration Statement on
    Form 8-A dated July 17, 1996, File No. 000-20059, filed on July 29, 1996.

(9) Incorporated by reference to the exhibit filed with the Company's Form 10-K dated March 28, 1996. Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1996.

                                  SCHEDULE 11

                     VMARK SOFTWARE, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT     CHARGED TO                   BALANCE
                                                BEGINNING OF     COSTS AND                  AT END OF
                                                    YEAR         EXPENSES     DEDUCTIONS       YEAR
                                                -------------   -----------   -----------   ----------
Allowance for doubtful accounts receivable:
For the Year Ended December 31, 1996..........    $1,891,000     $1,286,000   $(1,313,000)  $1,846,000
                                                  ==========     ==========   ===========   ==========
For the Year Ended December 31, 1995..........    $  828,000     $1,849,000   $  (786,000)  $1,891,000
                                                  ==========     ==========   ===========   ==========
For the Year Ended December 31, 1994..........    $  533,000     $  669,000   $  (374,000)  $  828,000
                                                  ==========     ==========   ===========   ==========

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                                    VMARK SOFTWARE, INC.

                                            By:     /s/ ROBERT M. MORRILL
                                              ----------------------------------
                                                      ROBERT M. MORRILL
                                                   CHAIRMAN, PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------


            /s/ ROBERT M. MORRILL              Chairman, President, and Chief   March 28, 1997
---------------------------------------------  Executive Officer (Principal
              ROBERT M. MORRILL                Executive Officer)


             /s/ CHARLES F. KANE               Executive Vice President of      March 28, 1997
---------------------------------------------  Finance, Chief Financial
               CHARLES F. KANE                 Officer (Principal Finance and
                                               Accounting Officer)


                /s/ JAMES DOW                  Director                         March 28, 1997
---------------------------------------------
                  JAMES DOW


           /s/ ROBERT G. CLAUSSEN              Director                         March 28, 1997
---------------------------------------------
             ROBERT G. CLAUSSEN


            /s/ ALPHONSE LUCCHESE              Director                         March 28, 1997
---------------------------------------------
              ALPHONSE LUCCHESE



           /s/ RANDOLPH S. NAYLOR              Director                         March 28, 1997
---------------------------------------------
             RANDOLPH S. NAYLOR


           /s/ BENJAMIN F. ROBELEN             Director                         March 28, 1997
---------------------------------------------
             BENJAMIN F. ROBELEN