Form 10-Q
period 1997-03-30
VMARK SOFTWARE INC
filed 1997-05-15
CIK 885474

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997 OR

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

     YES   X                NO
         -----                 -----

     The number of shares outstanding of each of the registrant's classes of common stock as of:

     DATE                    CLASS                       OUTSTANDING SHARES
March 30, 1997      Common stock, $.01 par value            8,416,512


The index to the Exhibits appears on page 13

--------------------------------------------------------------------------------

                              VMARK SOFTWARE, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 30, 1997


                                TABLE OF CONTENTS


                                                           PAGE NUMBERING IN
                                                     SEQUENTIAL NUMBERING SYSTEM
                                                     ---------------------------


PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 30, 1997 and December 31, 1996                           3

         Condensed Consolidated Statements of Operations
         for the  three months ended March 30, 1997
         and March 31, 1996                                             4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 30, 1997 and March 31, 1996           5

         Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial              8
         Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                             13

Item 6.  Exhibits and Reports on Form 8-K                              13

         Signatures                                                    14

PART I   FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              VMARK SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         March 31,      December 31,
                                                                            1997           1996
                                                                            ----           ----
ASSETS
Current assets:
   Cash and equivalents                                                   $15,225         $14,733
   Accounts receivable - net                                               11,389          14,860
   Income tax receivable                                                      722             771
   Prepaid expenses, deferred income taxes and other current
   assets                                                                   6,092           6,049
                                                                          -------         -------
     Total current assets                                                  33,428          36,413
                                                                          -------         -------

Property and equipment - net                                               13,378          14,205
                                                                          -------         -------

Long-term assets:
   Intangible assets - net                                                  3,503           3,667
   Other long-term assets                                                   5,880           5,692
                                                                          -------         -------
     Total long-term assets                                                 9,383           9,359
                                                                          -------         -------

Total assets                                                              $56,189         $59,977
                                                                          =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                          $1,291          $1,462
   Accounts payable, accrued expenses and current portion of
   long-term debt                                                           6,900           9,385
   Accrued merger, restructuring and exit costs                             3,807           5,546
   Deferred revenue                                                         5,990           5,738
                                                                          -------         -------
     Total current liabilities                                             17,988          22,131
                                                                          -------         -------

Long-term liabilities:
   Obligations under capital leases                                         8,958           9,015
                                                                          -------         -------

Stockholders' equity                                                       32,199          31,787
Cost of treasury stock                                                    (2,956)         (2,956)
                                                                          -------         -------
     Total stockholders' equity                                            29,243          28,831
                                                                          -------         -------

Total liabilities and stockholders' equity                                $56,189         $59,977
                                                                          =======        ========

                              VMARK SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended
                                                               ------------------
                                                             March 30,      March 31,
                                                               1997           1996
                                                               ----           ----

Revenue:
   Software                                                  $ 7,242        $ 9,087
   Services and other                                          6,479          8,649
                                                             -------        -------

     Total revenue                                            13,721         17,736
                                                             -------        -------

Costs and expenses:
   Cost of software                                            1,048          1,165
   Cost of services and other                                  3,400          4,584
   Selling and marketing                                       5,783          6,712
   Product development                                         1,656          2,487
   General and administrative                                  1,241          1,818
                                                             -------        -------
     Total costs and expenses                                 13,128         16,766
                                                             -------        -------

Income from operations
                                                                 593            970

Other expense-net                                               (101)          (100)
                                                             -------        -------

Income before provision for income taxes                         492            870

Provision for income taxes                                       187            311
                                                             -------        -------

Net income                                                   $   305        $   559
                                                             =======        =======

Net income per common share                                  $   .04        $   .07
                                                             =======        =======

Weighted average number of common and common
   equivalent shares outstanding                               8,256          8,352
                                                             =======        =======

                              VMARK SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        Three Months Ended
                                                                        ------------------
                                                                      March 30,     March 31,
                                                                        1997          1996
                                                                      ---------     ---------
Cash flows from operating activities:
Net income                                                            $   305       $   559
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation and amortization                                          1,281         1,661
 Stock compensation                                                         7             -
 Increase in cash from:
    Current assets                                                      3,489         2,007
    Current liabilities                                                (3,722)       (1,477)
                                                                      -------       -------
      Cash provided by operations                                       1,360         2,750
                                                                      -------       -------

Cash flows from investing activities:
 Expenditures for property and equipment                                 (252)         (720)
 Expenditures for intangible assets                                      (300)         (197)
 Decrease (increase) in cash surrender value of officers' life
   insurance and deposits and other                                      (188)          161
                                                                      -------       -------
      Cash used in investing activities                                  (740)         (756)
                                                                      -------       -------

Cash flows from financing activities:
 Sales of common stock                                                    180           581
 Repurchase of common stock                                                 -          (447)
 Repayments of line of credit                                            (171)            -
 Repayments of capital lease and other obligations                        (57)          (72)
                                                                      -------       -------
      Cash provided by (used in) financing activities                     (48)           62
                                                                      -------       -------

Effect of exchange rate changes on cash                                   (80)          (36)
                                                                      -------       -------

Increase in cash and equivalents                                          492         2,020

Cash and equivalents, beginning of period                              14,733        12,267
                                                                      -------       -------
Cash and equivalents, end of period                                   $15,225       $14,287
                                                                      =======       =======


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

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

     In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 30, 1997 and March 31, 1996, reported earnings per share on a pro forma basis would have been as follows:

                         Three Months Ended          Three Months Ended
                           March 30, 1997              March 31, 1996

        Basic                  $ .04                       $ .07
        Diluted                $ .04                       $ .07


3.   Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4.   Litigation

     The Company is a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court in the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has denied the allegations in its answer to the Complaint and the proceeding is now in the discovery stage. Based upon its review to date, management believes that the actions are without merit and plans to oppose them vigorously.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              VMARK SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three months ended March 30, 1997 and March 31, 1996.

                                          Three Months Ended
                                          ------------------
                                        March 30,      March 31,
                                         1997           1996
                                        --------       --------

Revenue:
  Software                                52.8%          51.2%
  Services and other                      47.2           48.8
                                         -----          -----
    Total revenue                        100.0          100.0
                                         -----          -----

Costs and expenses:
  Costs of software                        7.6            6.6
  Costs of services and other             24.8           25.8
  Selling and marketing                   42.1           37.8
  Product development                     12.1           14.0
  General and administrative               9.1           10.3
                                         -----          -----
    Total costs and expenses              95.7           94.5
                                         -----          -----

Income from operations                     4.3%           5.5%
                                         =====          =====


REVENUE

The Company's total revenue decreased 23% to $13,721,000 in the first quarter of 1997 from $17,736,000 in the first quarter of 1996. The decrease in the first quarter revenue was due primarily to the Company having exited certain non-strategic and unprofitable businesses throughout 1996.

Software license revenue for the first quarter of 1997 decreased 20% from the first quarter of 1996. This decrease is due principally to the elimination of sales of the Object Studio product line, a decision made in connection with the repositioning of the Company in December 1996. This decline was partially offset by the impact of revenue associated with the initial shipments of the Company's data warehouse product, DataStage, which was released in January 1997. Software license revenue increased to 53% of total revenue, from 51% in the first quarter of 1996.

Services and other revenue, consisting of consulting, training, and software maintenance, decreased 25% to $6,479,000 in the first quarter of 1997, from $8,649,000 in the first quarter of 1996. This decline is due primarily to the elimination of Object Studio related consulting and maintenance services and the disposition of the Company's third-party education businesses. Both of these actions are a result of the repositioning of the Company mentioned above. Services and other revenue decreased to 47% of total revenue, from 49% in the first quarter of 1996.

COST OF SOFTWARE

Cost of software, which consists of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased 10% to $1,048,000 for the first quarter of 1997, from $1,165,000 for the same period of the prior year. This decrease in cost of software is due to the write-off of certain intangible assets in connection with the restructuring and extraordinary charge recorded in December 1996. Cost of software increased to 14% of license revenue, from 13% in the first quarter of 1996 due to the fixed nature of certain of the costs, as well as an increase in the sale of products with associated royalties.

COST OF SERVICES AND OTHER

Cost of services and other, which consist of consulting, training, and other customer support service costs decreased 26% to $3,400,000 for the first quarter of 1997 as compared to $4,584,000 in the same period of the prior year. This decrease in costs is due to the elimination of unprofitable service businesses in December 1996. As a result, the profit margin associated with services and other revenue has increased when compared to the first quarter of 1996, to 48% from 47%.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, decreased 14% to $5,783,000 in the first quarter of 1997 compared to the same period of the prior year. This decrease is due to cost savings associated with the discontinued product lines and exited businesses previously discussed. Selling and marketing expenses as a percentage of total revenue for the first quarter increased to 42% in 1997 from 38% in 1996. The increase in spending in relation to revenues is due to marketing activities associated with DataStage. Although first quarter revenue included the results of initial shipments of DataStage, the more significant revenue impact is expected to occur in the future.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, decreased 33% to $1,656,000 in the first quarter of 1997 as compared to the same period of the prior year. This decrease in spending is due primarily to cost savings associated with the development efforts previously dedicated to Object Studio products. The savings were partially offset by development costs related to continued DataStage development. Product development expenses as a percentage of revenue decreased to 12% for the first quarter as compared to 14% for the comparable period of 1996.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 32% to $1,241,000 for the first quarter of 1997 as compared to the same period of the prior year. The first quarter decrease was due to a decrease in the bad debt provision, a decrease in spending related to management information systems, and the elimination of general and administrative costs associated with the Company's German subsidiary, which is currently inactive as it had previously sold principally Object Studio related products and services. General and administrative expenses as a percentage of revenue were 9% for the first quarter of 1997 as compared to 10% for the comparable period in the prior year.

INCOME TAXES

The Company recorded provisions for income taxes of $187,000 for the first quarter of 1997 compared to $311,000 for the first quarter of 1996. This represents an effective tax rate of 38% in 1997 and 36% in 1996. The increase in the estimated effective tax rate is due to a shift in the mix of expected earnings in the Company's various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. At March 30, 1997 the Company had $15,225,000 in cash and cash equivalents and $15,440,000 in working capital ($21,430,000 excluding deferred revenue, the satisfaction of which will have no cash impact). The Company has a working capital line of credit with a bank under which the Company may borrow, on an unsecured basis, up to the lesser of $5,000,000 or 80% of eligible accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends. As of March 30, 1997, the Company's eligible accounts receivable met the required amount to access fully the line of credit. The Company also has a share repurchase line of credit with the same bank under which the Company may borrow up to $5,000,000 to be used solely to make open market repurchases of the Company's common stock. This facility is subject to the same limitations as the working capital line of credit. At March 30, 1997, there was $1,291,000 of borrowings outstanding under the share repurchase line of credit facility. The lines of credit expire in June 1997, at which time the Company intends to negotiate.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan, and amounts available under its credit facility will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the quarter, the company transferred its rights to certain accounts receivable to a finance company in exchange for cash payments from the finance company. Total cash received by the Company in the first quarter of 1997 under these arrangements was $1,335,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

CAUTIONARY STATEMENT

When used anywhere in the From 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Certain of such risks and uncertainties are set forth below and in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

FACTORS AFFECTING FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, many of which are beyond the Company's control. The following discussion highlights some of these risks.

 The Company's future operating results may vary substantially from period to period. The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter extremely uncertain. Quarterly fluctuations may be caused by several factors including but not limited to timing of customer orders, adjustments of delivery schedules to accommodate customer or regulatory requirements, timing and level of international sales, mix of products sold, and timing of level of expenditures for sales, marketing and new product development. The Company generally ships its products upon receipt of orders and maintains no significant backlog. The company has experienced a pattern of recording 60 percent to 80 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of that third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and a substantial portion of the Company's costs and expenses, including costs of personnel and facilities, cannot be easily reduced. As a result, if projected revenues are not achieved in the expected time frame, the Company's results of operations for that quarter would be adversely affected. Accordingly, the results of any one period may not be indicative of the operating results for future periods.

The market price of the Company's common stock is highly volatile. Failure to achieve revenue, earnings, and other operating and financial results as forecasted or anticipated by analysts could result in an immediate adverse effect on the market price of the Company's stock.

 The Company currently derives a substantial portion of its total revenue from its core database product, UniVerse. The Company's future results will depend, to a significant extent, on continued market acceptance of this product as well as market acceptance of new products, such as DataStage. Any factor adversely affecting the market for these products would have a material adverse effect of the Company's business and financial results.

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

 Approximately 38% of the Company's total revenue in the quarter ending March 30, 1997 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations of foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuations on such results. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

PART II      OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

         The Company is a defendant, together with certain of its officers, in two actions filed in October 1995 in the U.S. District Court for the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has denied the allegations in its answer to the Complaint and the proceeding is now in the discovery stage. Based upon its review to date, management believes that the actions are without merit and plans to oppose them vigorously.

ITEMS 2 - 5  NONE

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

             27   Financial Data Schedule

             (b) The Company did not file a report on Form 8-K during the quarter ended March 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         VMARK Software, Inc.
                                         (Registrant)



Dated: May 13, 1997                      /s/ Peter Gyenes
                                         ---------------------------------------
                                         Peter Gyenes
                                         President and Chief Executive Officer
                                         (principal executive officer)





Dated: May 13, 1997                      /s/ Charles F. Kane
                                         ---------------------------------------
                                         Charles F. Kane
                                         Executive Vice President, Finance
                                         and Chief Financial Officer
                                         (principal finance and accounting
                                         officer)