Form 10-Q
period 1997-06-29
VMARK SOFTWARE INC
filed 1997-08-12
CIK 885474

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997 OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     YES   X                NO
        -------               -------

     The number of shares outstanding of each of the registrant's classes of common stock as of:

     DATE                           CLASS                     OUTSTANDING SHARES
June 29, 1997            Common stock, $.01 par value             8,439,786

The index to the Exhibits appears on page 14

--------------------------------------------------------------------------------

                              VMARK SOFTWARE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 29, 1997


                                TABLE OF CONTENTS


                                                         PAGE NUMBERING IN
                                                    SEQUENTIAL NUMBERING SYSTEM
                                                    ---------------------------


PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 29, 1997 and December 31, 1996                                  3

         Condensed Consolidated Statements of Operations
         for the  three and six months ended June 29, 1997
         and June 30, 1996                                                    4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 29, 1997 and June 30, 1996                     5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial                    8
         Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          15

Part I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                              VMARK SOFTWARE, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (IN THOUSANDS)


                                                                          JUNE 29, 1997        DEC. 31, 1996
                                                                          -------------        -------------
ASSETS
Current assets:
   Cash and equivalents                                                         $19,215              $14,733
   Accounts receivable - net                                                      9,419               14,860
   Income tax receivable                                                            963                  771
   Prepaid expenses and other current assets                                      4,104                4,729
   Deferred income taxes                                                          1,332                1,320
                                                                                -------              -------
     Total current assets                                                        35,033               36,413
                                                                                -------              -------
Property and equipment - net                                                     12,981               14,205
                                                                                -------              -------

Long-term assets:
   Intangible assets - net                                                        3,480                3,667
   Other long-term assets                                                         5,660                5,692
                                                                                -------              -------
     Total long-term assets                                                       9,140                9,359
                                                                                -------              -------
Total assets                                                                    $57,154              $59,977
                                                                                =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                               $     -              $ 1,462
   Accounts payable, accrued expenses and current portion of
     long term debt                                                               8,048                9,385
   Accrued merger and restructuring costs                                         2,597                5,546
   Deferred revenue                                                               7,407                5,738
                                                                                -------              -------
     Total current liabilities                                                   18,052               22,131
                                                                                -------              -------

Long-term liabilities:
   Obligations under capital leases                                               8,905                9,015
                                                                                -------              -------
Stockholders' equity                                                             33,153               31,787
Cost of treasury stock                                                           (2,956)              (2,956)
                                                                                -------              -------
     Total stockholders' equity                                                  30,197               28,831
                                                                                -------              -------
Total liabilities and stockholders' equity                                      $57,154              $59,977
                                                                                =======              =======

                      VMARK SOFTWARE, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 29, 1997   JUNE 30, 1996   JUNE 29, 1997   JUNE 30, 1996
                                                            -------------   -------------   -------------   -------------
Revenue:
   Software                                                    $ 8,658         $ 9,238         $15,900         $18,325
   Services and other                                            6,382           8,720          12,861          17,369
                                                               -------         -------         -------         -------
     Total revenue                                              15,040          17,958          28,761          35,694
                                                               -------         -------         -------         -------

Costs and expenses:
   Cost of software                                                917           1,171           1,965           2,336
   Cost of services and other                                    3,384           4,544           6,784           9,128
   Selling and marketing                                         6,280           6,579          12,063          13,291
   Product development                                           1,856           2,187           3,512           4,674
   General and administrative                                    1,493           1,883           2,734           3,701
   Merger, integration and restructuring costs                       -           2,125               -           2,125
                                                               -------         -------         -------         -------
     Total costs and expenses                                   13,930          18,489          27,058          35,255
                                                               -------         -------         -------         -------

Income (loss) from operations                                    1,110            (531)          1,703             439

Other expense - net                                                (59)           (102)           (160)           (202)
                                                               -------         -------         -------         -------

Income (loss) before provision for income taxes                  1,051            (633)          1,543             237

Provision for income taxes                                         400              92             587             403
                                                               -------         -------         -------         -------

Net income (loss)                                              $   651         $  (725)        $   956         $  (166)
                                                               =======         =======         =======         =======

Net income (loss) per common share                             $   .08         $ (0.09)        $   .12         $ (0.02)
                                                               =======         =======         =======         =======

Shares used in calculation                                       8,382           8,058           8,305           8,094
                                                               =======         =======         =======         =======

                      VMARK SOFTWARE, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                ----------------------------
                                                                                JUNE 29,            JUNE 30,
                                                                                  1997                1996
                                                                                --------            --------
Cash flows from operating activities:
Net income (loss)                                                               $   956              $  (166)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization                                                    2,360                3,301
 Amortization of restricted stock awards                                             14                    7
 Deferred income taxes                                                              360                 (120)
 Increase (decrease)in cash from:
    Current assets                                                                6,030                1,594
    Current liabilities                                                          (2,223)              (1,939)
                                                                                -------              -------
    Cash provided by operating activities                                         7,497                2,677
                                                                                -------              -------

Cash flows from investing activities:
 Expenditures for property and equipment-net                                       (572)              (1,106)
 Expenditures for capitalized software costs                                       (653)                (802)
 Decrease (increase) in cash surrender value of officers' life
   insurance and deposits and other                                                (328)                 258
                                                                                -------              -------
     Cash used in investing activities                                           (1,553)              (1,650)
                                                                                -------              -------

Cash flows from financing activities:
 Borrowings (repayments) under line-of-credit                                    (1,462)               1,462
 Sale of common stock                                                               276                  883
 Repurchase of common stock                                                           -               (2,339)
 Repayments under capital lease and other obligations                              (110)                (134)
                                                                                -------              -------
     Cash used in financing activities                                           (1,296)                (128)
                                                                                -------              -------

Effect of exchange rate changes on cash                                            (166)                 (86)
                                                                                -------              -------

Increase in cash and equivalents                                                  4,482                  813

Cash and equivalents, beginning of period                                        14,733               12,267
                                                                                -------              -------
Cash and equivalents, end of period                                             $19,215              $13,080
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

    In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended June 29, 1997 and June 30, 1996, reported earnings per share on a pro forma basis would have been as follows:


                             Three                Three                  Six                  Six
                          Months Ended        Months  Ended          Months Ended         Months Ended
                         June 29, 1997        June 30, 1996         June 29, 1997        June 30, 1996

       Basic                 $0.08               $(0.09)                $0.12               $(0.02)
       Diluted               $0.08               $(0.09)                $0.11               $(0.02)


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              VMARK SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three and six months ended June 29, 1997 and June 30, 1996.


                                                          Three Months Ended                     Six Months Ended
                                                     ----------------------------           ----------------------------
                                                     June 29,            June 30,           June 29,            June 30,
                                                       1997                1996               1997                1996
                                                     --------            --------           --------            --------
Revenue:
  Software                                             57.6%               51.4%              55.3%               51.3%
  Services and other                                   42.4                48.6               44.7                48.7
                                                      -----               -----              -----               -----
    Total revenue                                     100.0               100.0              100.0               100.0
                                                      -----               -----              -----               -----

Costs and expenses:
  Costs of software                                     6.1                 6.5                6.9                 6.5
  Costs of services and other                          22.5                25.3               23.6                25.6
  Selling and marketing                                41.8                36.6               41.9                37.2
  Product development                                  12.3                12.2               12.2                13.1
  General and administrative                            9.9                10.5                9.5                10.4
  Merger integration and restructuring costs              -                11.9                  -                 6.0
                                                      -----               -----              -----               -----
    Total costs and expenses                           92.6               103.0               94.1                98.8
                                                      -----               -----              -----               -----

Income (loss) from operations                           7.4%               (3.0)%              5.9%                1.2%
                                                      =====               =====              =====               =====


REVENUE

The Company's total revenue decreased 16% to $15,040,000 in the second quarter of 1997 from $17,958,000 in the second quarter of 1996 and decreased 19% to $28,761,000 for the first six months of 1997 from $35,694,000 for the first six months of 1996. The decrease in revenue in the second quarter and the first six months of 1997 is primarily due to the Company having exited certain non-strategic and unprofitable businesses throughout 1996.

Software revenue for the second quarter and first six months of 1997 decreased by 6% and 13%, respectively, from the comparable periods in 1996 primarily due to the elimination of sales of the Object Studio product line in connection with the exit of certain businesses noted above. This decrease was partly offset by an increase in revenue from the Universe product line as well as continued growth in DataStage revenue, the Company's data warehouse product released in January 1997. DataStage revenue represented approximately 9% of the software revenue for the first six months of 1997.

Software revenue increased to 58% of total revenue in the second quarter and 55% for the first six months of fiscal year 1997 as compared to 51% in the second quarter and first six months of 1996.

Services and other revenue, consisting of consulting, training, and software maintenance declined 27% and 26% respectively for the quarter and six months ended June 29, 1997, as compared to the quarter and six months ended June 30, 1996 due to the elimination of Object Studio related consulting and maintenance services and the disposition of the Company's third-party education businesses. Service and other revenue decreased to 42% and 45% of total revenue in the three months and six months ended June 29, 1997, compared to 49% in the same fiscal periods in 1996.

COSTS OF SOFTWARE

Costs of software, which consist of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased 22% to $917,000 for the second quarter of 1997 and decreased 16% to $1,965,000 in the first six months of 1997, from $1,171,000 and $2,336,000, respectively, for the same periods of the prior fiscal year. This decrease in costs of software is due to the write-off of certain intangible assets in connection with the restructuring and extraordinary charges recorded in December 1996. Cost of software as a percentage of license revenue has slightly declined from 13% to 11% and from 13% to 12% for the three months and six months ended June 30, 1996 and June 29, 1997, respectively, due to a change in the mix of products and associated royalties.

COSTS OF SERVICES AND OTHER

Costs of services and other, which consist of consulting, training, and other customer support service costs decreased 26% to $3,384,000 for the second quarter and decreased 26% to $6,784,000 for the first six months of 1997 as compared to the same periods of the prior year. The profit margin associated with services and other revenue remained constant at 47% for the first six months of 1997 as compared to the first six months of 1996 and slightly declined to 47% for the second quarter of 1997 from 48% in the second quarter of 1996.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, increased to 42% of total revenue or $6,280,000 and $12,063,000 in the quarter and six months ended June 29, 1997, respectively, as compared to 37% of total revenue in the comparable periods of the prior year. The percentage increase is due to the increase in the investment in DataStage marketing and program activities. In addition, the Company significantly increased the data warehouse sales force. These increases were partly offset by savings associated with the elimination of Object Studio marketing activities.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, decreased 15% to $1,856,000 in the second quarter of 1997 and decreased 25% to $3,512,000 in the first six months of 1997, as compared to the same periods of the prior year. Product development expenses as a percentage of revenue were 12% of revenue for the first quarter and the first six months of 1997, as compared to 12% and 13% of revenue for the same periods of 1996. The decrease in spending is due primarily to cost savings associated with the elimination of development efforts previously dedicated to the Object Studio product. Product development expenses remained fairly constant as a percentage of revenue from 1996 to 1997 as the spending in the prior year associated with the Object Studio products was replaced with DataStage development costs proportionate with the associated revenue.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of finance, human resources, legal, information systems, and administrative departments of the Company. General and administrative expenses decreased 21% in the second quarter of 1997 to $1,493,000 from $1,883,000 in the comparable period of 1996. General and administrative expenses decreased 26% to $2,734,000 in the first six months of 1997 from $3,701,000 for the six months ended June 30, 1996. The dollar decrease in the comparative year-to-date and quarterly expenses was due primarily to a decrease in the bad debt provision and the elimination of administrative costs associated with the Company's German subsidiary, which is currently inactive as it had previously sold Object Studio products and services. General and administrative expenses as a percentage of revenue have remained flat at approximately 10% for all periods presented.

INCOME TAXES

The Company recorded provisions for income taxes of $400,000 and $587,000 for the second quarter and first six months of 1997 respectively compared to $92,000 and $403,000 for the same periods in 1996. The Company's effective tax rate of 38% for the quarter and six months ended June 29, 1997 represents an estimate of the annual rate based on the anticipated composition of earnings in the Company's various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. At June 29, 1997 the Company had $19,215,000 in cash and cash equivalents and $16,981,000 ($24,388,000 excluding deferred revenue, the satisfaction of which will have no significant cash impact) in working capital. In August 1997, the Company entered into a working capital line of credit with a bank under which the Company may borrow up to the lesser of $10,000,000 or 80% of eligible accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends.

The Company believes that its' available cash, anticipated cash generated from operations based upon its operating plan, and amounts available under the aforementioned credit facilities will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the quarter, the Company transferred its rights to certain accounts receivable to a finance company in exchange for cash payments from the finance company. Total cash received by the Company in the six months ended June 29, 1997 under these arrangements totaled approximately $3,250,000.

The Company, together with a third-party leasing company, offers a leasing program available to current and potential customers. Under the program, customers are able to purchase VMARK products through operating and capital leases with a third party lessor. All sales under this program are subject to the Company's normal revenue recognition policies and are made without recourse to the Company. Sales under the program in the quarter and six months ended June 29, 1997 totaled approximately $1,536,000.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements," which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties are set forth below and in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements.


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

Approximately 35% of the Company's total revenue in the quarter ending June 29, 1997 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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


ITEMS 2 - 3    NONE

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of the Company was held on May 6, 1997. Of the 8,356,578 shares eligible to vote, 6,451,545 were represented at the meeting. The following matters were approved at the meeting:

1)   The re-election to the Board of Directors of Robert G. Claussen and James
     M. Dow, each for a term of three years expiring in 2000. Each received favorable votes of 6,372,110 shares.

2) The amendment to the Company's 1991 Director's Stock Option Plan extending the Plan to December 31, 2005, increasing the number of shares authorized to be issued from 200,000 to 350,000, increasing the number of shares for which options are to be issued to non-employee directors from 5,000 to 10,000, extending the time during which options may be exercised from 90 days to one year, and accelerating the vesting so that in the event of certain changes of control, options would become immediately vested. These matters received favorable votes of 5,744,711 shares and negative votes of 601,722 shares. 105,112 shares, including broker non-votes, abstained from voting.

3) The amendment to the Company's 1992 Employee Stock Purchase Plan extending the plan for a ten year period through March 25, 2007. This matter received favorable votes of 5,463,519 shares and negative votes of 882,297 shares. 105,729 shares, including broker non-votes, abstained from voting.

4) The ratification of the Board of Director's selection of Deloitte & Touche LLP as the Company's independent public accountants for 1997. This matter received favorable votes of 6,401,734 shares and negative votes of 13,954 shares. 35,857 shares abstained from voting.

ITEM 5.        NONE.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)       Exhibits

               27        Financial Data Schedule

               (b) The Company did not file a report on Form 8-K during the quarter ended June 29, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          VMARK Software, Inc.
                                          (Registrant)



Dated: August 13, 1997
                                          --------------------------------------
                                          Peter Gyenes
                                          President and Chief Executive Officer
                                          (principal executive officer)





Dated:  August 13,  1997
                                          --------------------------------------
                                          Charles F. Kane
                                          Executive Vice President, Finance
                                          and Chief Financial Officer
                                          (principal finance and accounting
                                           officer)