Form 10-Q
period 1997-09-28
VMARK SOFTWARE INC
filed 1997-11-12
CIK 885474

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997 OR

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

    YES  X           NO
       -----           -----

     The number of shares outstanding of each of the registrant's classes of common stock as of:

    DATE                CLASS                              OUTSTANDING SHARES
September 28, 1997      Common stock, $.01 par value            8,270,919


The index to the Exhibits appears on page 14

--------------------------------------------------------------------------------

                              VMARK SOFTWARE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 28, 1997


                                TABLE OF CONTENTS

                                                                 PAGE NUMBERING IN
                                                             SEQUENTIAL NUMBERING SYSTEM
                                                             ---------------------------
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 28, 1997 and December 31, 1996                         3

         Condensed Consolidated Statements of Operations
         for the three and nine months ended September 28, 1997
         and September 29, 1996                                           4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 28, 1997 and September 29, 1996      5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                13

Item 6.  Exhibits and Reports on Form 8-K                                 13

         Signatures                                                       14

PART I         FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              VMARK SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     SEPTEMBER 28,   DECEMBER 31,
                                                              1997           1996
                                                     -------------   ------------
ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                                     $21,038        $14,733
  ACCOUNTS RECEIVABLE - NET                                  8,710         14,860
  INCOME TAX RECEIVABLE                                        955            771
  PREPAID EXPENSES, DEFERRED INCOME TAXES AND OTHER
  CURRENT ASSETS                                             4,813          6,049
                                                           -------        -------
    TOTAL CURRENT ASSETS                                    35,516         36,413
                                                           -------        -------

PROPERTY AND EQUIPMENT - NET                                12,635         14,205
                                                           -------        -------

LONG-TERM ASSETS:
  INTANGIBLE ASSETS - NET                                    3,469          3,667
  OTHER LONG-TERM ASSETS                                     5,780          5,692
                                                           -------        -------
    TOTAL LONG-TERM ASSETS                                   9,249          9,359
                                                           -------        -------

TOTAL ASSETS                                               $57,400        $59,977
                                                           =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  LINE OF CREDIT                                           $     -        $ 1,462
  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT
  PORTION OF LONG-TERM DEBT                                  7,520          9,385
  ACCRUED MERGER AND RESTRUCTURING COSTS                     2,044          5,546
  DEFERRED REVENUE                                           7,154          5,738
                                                           -------        -------
    TOTAL CURRENT LIABILITIES                               16,718         22,131
                                                           -------        -------

LONG-TERM LIABILITIES:
  OBLIGATIONS UNDER CAPITAL LEASES                           8,851          9,015

STOCKHOLDERS' EQUITY:
   STOCKHOLDERS' EQUITY                                     34,787         31,787
   COST OF TREASURY STOCK                                   (2,956)        (2,956)
                                                           -------        -------
    TOTAL STOCKHOLDERS' EQUITY                              31,831         28,831
                                                           -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $57,400        $59,977
                                                           =======        =======

                              VMARK SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                ------------------              -----------------
                                             SEPT. 28,     SEPT. 29,      SEPT. 28,      SEPT. 29,
                                                1997        1996            1997          1996
                                             -----------------------------------------------------
REVENUE:
  SOFTWARE                                    $ 7,228      $ 8,150        $23,128        $26,475
  SERVICES AND OTHER                            6,542        8,538         19,403         25,907
                                              -------      -------        -------        -------

    TOTAL REVENUE                              13,770       16,688         42,531         52,382
                                              -------      -------        -------        -------

COSTS AND EXPENSES:
  COST OF SOFTWARE                              1,003        1,321          2,968          3,657
  COST OF SERVICES AND OTHER                    2,929        4,628          9,713         13,756
  SELLING AND MARKETING                         5,452        6,349         17,515         19,640
  PRODUCT DEVELOPMENT                           1,755        2,216          5,267          6,890
  GENERAL AND ADMINISTRATIVE                    1,252        1,858          3,986          5,559
  RESTRUCTURING COSTS                               -            -              -          2,125
                                              -------      -------        -------        -------
    TOTAL COSTS AND EXPENSES                   12,391       16,372         39,449         51,627
                                              -------      -------        -------        -------

INCOME FROM OPERATIONS                          1,379          316          3,082            755

OTHER INCOME (EXPENSE) - NET                       13         (129)          (147)          (331)
                                              -------      -------        -------        -------

INCOME BEFORE PROVISION FOR INCOME TAXES        1,392          187          2,935            424

PROVISION FOR INCOME TAXES                        528           56          1,115            459
                                              -------      -------        -------        -------

NET INCOME (LOSS)                             $   864      $   131        $ 1,820        $   (35)
                                              =======      =======        =======        =======

NET INCOME PER COMMON SHARE                   $  0.10      $  0.02        $  0.22        $  0.00
                                              =======      =======        =======        =======

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING            8,743        8,363          8,460          8,099
                                              =======      =======        =======        =======

                            VMARK SOFTWARE, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                              -----------------
                                                           SEPT. 28,     SEPT. 29,
                                                            1997            1996
                                                           -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                          $ 1,820        $   (35)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
 DEPRECIATION AND AMORTIZATION                               3,142          4,621
 AMORTIZATION OF RESTRICTED STOCK AWARDS                        21             14
 DEFERRED INCOME TAXES                                         374           (120)
 INCREASE (DECREASE) IN CASH FROM:
    CURRENT ASSETS                                           7,266          1,900
    CURRENT LIABILITIES                                     (3,672)        (2,550)
                                                           -------        -------
      CASH PROVIDED BY OPERATING ACTIVITIES                  8,951          3,830
                                                           -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 EXPENDITURES FOR PROPERTY AND EQUIPMENT - NET                (621)        (1,399)
 EXPENDITURES FOR CAPITALIZED SOFTWARE COSTS                (1,029)        (1,525)
 DECREASE (INCREASE) IN CASH SURRENDER VALUE OF
  OFFICERS' LIFE INSURANCE AND DEPOSITS AND OTHER             (461)            81
                                                           -------        -------
      CASH USED IN INVESTING ACTIVITIES                     (2,111)        (2,843)
                                                           -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 BORROWINGS (REPAYMENTS) UNDER LINE-OF-CREDIT               (1,462)         1,462
 SALE OF COMMON STOCK                                        1,197          1,496
 REPURCHASE OF COMMON STOCK                                    -           (2,956)
 REPAYMENTS UNDER CAPITAL LEASE AND OTHER OBLIGATIONS         (164)          (192)
                                                           -------        -------
      CASH USED IN FINANCING ACTIVITIES                       (429)          (190)
                                                           -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (106)           (70)
                                                           -------        -------

INCREASE IN CASH AND EQUIVALENTS                             6,305            727

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   14,733         12,267
                                                           -------        -------
CASH AND EQUIVALENTS, END OF PERIOD                        $21,038        $12,994
                                                           =======        =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. They should be read in conjunction with the audited financial statements included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

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

     In March, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended September 28, 1997 and September 29, 1996, reported earning per share on a pro forma basis would have been as follows:

                 Three Months     Three Months     Nine Months     Nine Months
                     Ended            Ended          Ended             Ended
                 September 28,    September 29,   September 28,   September 29,
                     1997            1996             1997             1996

     Basic          $0.11            $0.02           $0.22            $0.00
     Diluted        $0.10            $0.02           $0.21            $0.00


3.   Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4.   Subsequent Events

     On October 7, 1997, the Company entered into a definitive agreement (the "Merger Agreement") to merge (the "Merger") with Unidata, Inc. ("Unidata"). The Merger is intended to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the Merger Agreement, stockholders of Unidata will receive 0.44765 shares of the Company's common stock for each share of Unidata common stock they own at the time the Merger is consummated. In connection with the execution of the Merger Agreement, the Company or Unidata has agreed to pay a termination fee of $3,000,000 to the other upon the occurrence of certain events involving a termination of the Merger Agreement. In addition to the termination fee, the Company has granted to Unidata the right to purchase up to 1,624,988 shares of the Company's common stock, including the associated rights under the Company's Preferred Share Purchase Rights Plan (the "Plan"), at a price of $9.87 per share upon the occurrence of certain events giving rise to Unidata's right to receive a termination fee from the Company. Unidata has granted to the Company the right to purchase up to 2,310,862 shares of the Unidata's common stock at a price of $4.42 per share upon the occurrence of certain events giving rise to the Company's right to receive a termination fee from Unidata. The Merger is expected to be completed in December, 1997, subject to adoption of the Merger Agreement and the Merger by the stockholders of the Company and the stockholders of Unidata as well as the satisfaction or waiver of certain customary closing conditions. The Company expects to incur costs associated with the transaction and integration of the business of approximately $13.0 million ($10.0 million net of related tax effects). Such costs will be charged to expense upon consummation of the Merger. Prior to the execution of the Merger Agreement, the Company amended its Plan to exclude the significant stockholders of Unidata from the definition of an acquiring person under the Plan, and thus avoiding the issuance of shares in the Merger from being a triggering event under the Plan.


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                              VMARK SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three and nine months ended September 28, 1997 and September 29, 1996.

                                   Three Months Ended         Nine Months Ended
                                   ------------------         -----------------
                                 Sept. 28,   Sept. 29,      Sept. 28,   Sept. 29,
                                    1997        1996          1997        1996
                                    ----        ----          ----        ----
Revenue:
  Software                          52.5%       48.8%         54.4%       50.5%
  Services and other                47.5        51.2          45.6        49.5
                                   -----       -----         -----       -----
    Total revenue                  100.0       100.0         100.0       100.0
                                   -----       -----         -----       -----

Costs and expenses:
  Costs of software                  7.3         7.9           7.0         7.0
  Costs of services and other       21.3        27.7          22.8        26.3
  Selling and marketing             39.6        38.1          41.2        37.5
  Product development               12.7        13.3          12.4        13.2
  General and administrative         9.1        11.1           9.4        10.6
  Merger integration and
   restructuring costs                -           -             -          4.0
                                   -----       -----         -----       -----

    Total costs and expenses        90.0        98.1          92.8        98.6
                                   -----       -----         -----       -----

Income (loss) from operations       10.0%        1.9%          7.2%        1.4%
                                   =====       =====         =====       =====

REVENUE

The Company's total revenue decreased 17% to $13,770,000 in the third quarter of 1997 from $16,688,000 in the third quarter of 1996 and decreased 19% to $42,531,000 in the first nine months of 1997 as compared to $52,382,000 in the first nine months of 1996. This decrease in revenue is primarily due to the Company having exited non-strategic and unprofitable businesses in the fourth quarter of 1996, including the Object Studio product line.

Software revenue decreased 11% to $7,228,000 and 13% to $23,128,000 respectively for the third quarter and first nine months of 1997 from the comparable periods in 1996. This decrease is due primarily to the elimination of sales of the Object Studio product line in connection with the exit of certain businesses noted above offset by the increase in sales of DataStage, the Company's data warehouse product. This decrease is also the result of the decline in the value of overseas revenues due to the strengthening of the US dollar in 1997 as approximately 40% of software revenue for all periods presented was contributed from foreign operations. Software revenue increased to 53% and 54% of total revenue for the three months and nine months ended September 28, 1997 from 49% and 51% of total revenue for the corresponding periods of 1996.

Services and other revenue, consisting of consulting, training, and maintenance, declined 23% and 25% respectively for the quarter and nine months ended September 28, 1997 from the same periods of the prior year. This decrease is due to the elimination of Object Studio related consulting and maintenance services, which represented approximately 45% of consulting revenue in the third quarter of 1996, and the disposition of the Company's third-party education business.

Services and other revenue decreased as a percentage of total revenue to 48% in the third quarter of 1997 from 51% in the third quarter of 1996. In the first nine months of 1997, services and other revenue decreased to 46% of total revenue compared to 50% in the first nine months of 1996. The decrease in services and other revenue as a percentage of total revenue in the quarter and nine-month period was a result of increases in data warehousing software revenues and the discontinuation of services related to the Object Studio products somewhat offset by a decrease in the associated product revenue.

COSTS OF SOFTWARE

Costs of software, which consist of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased 24% to $1,003,000 for the third quarter of 1997 from $1,321,000 for the third quarter of 1996 and decreased 19% to $2,968,000 for the nine months ended September 28, 1997 from $3,657,000 for the comparable period in the prior year. Cost of software as a percentage of license revenue decreased to 14% for the three months ended September 28, 1997 from 16% in the third quarter of 1996 and declined slightly from 14% to 13% for the nine-month periods presented. This decrease in costs of software is due to the write-off of certain intangible assets in connection with the restructuring and extraordinary charges recorded in December, 1996.

COSTS OF SERVICES AND OTHER

Costs of services and other, which consist of consulting, training, and other customer support service costs, decreased 37% to $2,929,000 for the third quarter and decreased 29% to $9,713,000 for the first nine months of 1997 as compared to the same periods of the prior year due to the elimination of Object Studio related consulting and maintenance costs. Costs of services and other as a percentage of services and other revenue decreased to 45% and 50% for the quarter and nine months ended September 28, 1997, respectively, compared to 54% and 53% for the comparable periods in 1996. The profit margin associated with services and other revenue increased slightly in 1997 due to a change in the mix of services and other revenue. A higher percentage of services and other revenue in 1997 is comprised of customer maintenance support revenue which typically has a higher profit margin than revenue derived from training and consulting services.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, increased to 40% of total revenue or $5,452,000 and 41% of total revenue or $9,713,000 in the quarter and nine months ended September 28, 1997 respectively as compared to 38% of total revenue in the comparable periods of the prior year. The percentage increase is due to the increase in DataStage marketing and program activities and the increase in the data warehouse sales force. These increases were slightly offset by savings associated with the elimination of Object Studio marketing activities.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, decreased 21% to $1,755,000 in the third quarter of 1997 and decreased 24% to $5,267,000 in the first nine months of 1997, as compared to the same periods of the prior year. Product development expenses as a percentage of revenue were 13% and 12% for the quarter and nine months ended September 28, 1997 compared to 13% of revenue for the third quarter and the first nine months of 1996. The relative flat levels of spending in 1997 over 1996 is due to the cost savings associated with the elimination of development efforts previously dedicated to the Object Studio product offset by an increase in spending on data warehouse product development.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of finance, human resources, legal, information systems, and administrative departments of the Company. General and administrative expenses decreased 33% in the third quarter of 1997 to $1,252,000 from $1,858,000 in the comparable period in 1996. General and administrative expenses decreased 28% to $3,986,000 in the nine months ended September 28, 1997, as compared to the same periods of 1996. The cost savings in the comparable periods reflects efficiencies gained from the elimination of administrative costs associated with the Company's Germany subsidiary, which is currently inactive as it had previously sold Object Studio products and services, as well as, a decrease in the bad debt provision. General and administrative expenses decreased to 9% of revenue for both the third quarter and first nine months of 1997, compared to 11% of revenue for the comparable periods of the previous year, respectively.

INCOME TAXES

The Company recorded provisions for income taxes of $528,000 and $1,115,000 for the third quarter and first nine months of 1997 respectively compared to $56,000 and $459,000 for the same periods in 1996. The Company's effective tax rate of 38% for the third quarter and first nine months of 1997 represents an estimate of the annual rate based on the anticipated composition of earnings in the Company's various taxing juridictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. As of September 28, 1997 the Company had $21,038,000 in cash and cash equivalents and $18,798,000 ($25,952,000 excluding deferred revenue, the satisfaction of which will have no significant cash impact) in working capital. The Company has a working capital line of credit with a bank under which the Company may borrow up to the lesser of $10,000,000 or 80% of eligible accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends. As of September 28, 1997 the Company's accessible line of credit was $4,600,000 of which no borrowings were outstanding.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan, and amounts available under its credit facilities will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the quarter, the Company transferred its rights to certain accounts receivable to a finance company in exchange for cash payments from the finance company. Total cash received by the company in the three months ended September 28, 1997 under these arrangements totaled approximately $2,400,000.

The Company, together with a third-party leasing company, offers a leasing program available to current and potential customers. Under the program, customers are able to purchase VMARK products through operating and capital leases with a third party lessor. All sales under this program are subject to the Company's normal revenue recognition policies and are made without recourse to the Company. Sales under the program in the nine months ended September 28, 1997 totaled approximately $1,536,000.


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

Approximately 38% of the Company's total revenue in the quarter ending September 28, 1997 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

The proposed Merger presents certain additional risks which will be described in detail in the proxy statement that the Company will distribute to the stockholders in connection with the meeting and vote on the Merger.

PART II        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court in the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has denied the allegations in its answer to the Complaint and the proceeding is now in the discovery stages. Based upon its review to date, management believes that the actions are without merit and plans to oppose them vigorously.

ITEM 2.       NONE

ITEM 3.       NONE

ITEM 4.       NONE

ITEM 5.       NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              2.1 Agreement and Plan of Merger and Reorganization dated as of October 7, 1997 between the Company and Unidata, Inc.

              2.2 Amendment to Agreement and Plan of Merger and Reorganization Dated as of November 7, 1997 between the Company and Unidata, Inc.

              4.2 First Amendment to Rights Agreement dated as of September 30, 1997 between the Company and State Street Bank and Trust Company, as Rights Agent.

              10.38 Second Loan Modification Agreement to the Loan and Security
                    Agreement (dated May 3, 1996) and the First Amendment to the Amended and Restated Promissory Note (dated May 3, 1996), dated September 9, 1997 between the Company and Silicon Valley Bank.

              21.1  Subsidiaries of the Company

              27.1  Financial Data Schedule


          (b) Reports on Form 8-K:

              The Company did not file a report on Form 8-K during the quarter ended September 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         VMARK Software, Inc.
                                         (Registrant)



Dated:  November 10, 1997                /s/ Peter Gyenes
                                         ---------------------------------------
                                         Peter Gyenes
                                         President and Chief Executive Officer
                                         (principal executive officer)



Dated:  November 10, 1997                /s/ Charles F. Kane
                                         ---------------------------------------
                                         Charles F. Kane
                                         Executive Vice President, Finance,
                                         Chief Financial Officer and Treasurer
                                         (principal finance and accounting
                                          officer)