Form 10-K405
period 1997-12-31
ARDENT SOFTWARE INC
filed 1998-03-31
CIK 885474

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the Year Ended December 31, 1997
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission File Number: 0-20059

                             ARDENT SOFTWARE, INC.
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

                                 Title of Class
                          Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of February 14, 1998, there were outstanding 14,219,606 shares of the registrant's common stock, $.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $152,860,765.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III.

     This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 1, "Business -- Cautionary Statement" and "Business -- Risk Factors", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                     PART I

ITEM 1. GENERAL

     Ardent Software, Inc. (formerly VMARK Software, Inc.) and its subsidiaries ("Ardent" or the "Company") is a data management software company. The Company designs, develops, markets, sells and supports software that enables businesses to maximize the information value of their data by giving them greater control over ever-changing application complexity. Ardent's products are used for developing, deploying, and maintaining business applications and data warehouse solutions. Principal products include UniVerse and UniData, both extended relational database management systems (RDBMS); DataStage, a software product that simplifies data mart and data warehouse development management and administration; and the O2 System, an object database management system (ODBMS) for building and deploying complex applications. Ardent products are available worldwide and are complemented by a variety of services including technical support, consulting, and education.

BUSINESS STRATEGY

     Ardent was founded in the mid-1980's to develop and market extended relational database management systems, providing a means for thousands of business software applications, originally developed on certain proprietary systems, to be migrated with minimal re-coding to open systems running on the Unix platform. In February, 1998, the Company merged with Unidata, Inc., a relational database, object database, and software tools developer and marketer. The driving force for this merger was to leverage the combined strengths of two technology product leaders in the extended relational database marketplace, and to further the Company's entry into the data warehousing and object database technology sectors.

     Ardent is structured around three product-focused business units:
Relational Technology and Tools; DataWarehouse; and Object Technology. The Company maintains 68 sales/distribution offices in 52 countries around the world. In addition to direct sales, Ardent has established more than 1,000 Value Added Resellers (VAR's) that market the various Ardent products as part of their vertical market business solutions.

     The Company's strategy is to provide cost-effective and comprehensive software and services for developing, deploying, and maintaining business applications and data warehouses. Ardent's focus is to support and expand its existing customer and reseller base while expanding its presence in the object database and data warehouse markets.

  Key features of Ardent strategy are:

- Improved Developer and User Productivity -- The Company promotes increased productivity of developers and users by offering products and services that make it easier to manage today's most complex business applications.

- Open Systems and Portability -- Ardent's products are designed to operate uniformly across a broad range of computer systems, including PCs, workstations, and servers, ensuring that customers do not bear unnecessary costs for application re-deployment or user retraining.

- Client/Server, 3-Tier and N-Tier Technologies -- Ardent's solutions are designed to take advantage of current and future trends in computing network architectures, preparing the company and its customers for distributed computing solutions.

- Worldwide Distribution -- Ardent sells its products and services worldwide to a broad range of customer segments through multiple channels, including more than 1,000 VAR's who provide packaged application solutions for numerous vertical markets; Systems Integrators who utilize Ardent products and services when building solutions for their customers; a worldwide direct sales force; distributors in key markets throughout the world; and numerous strategic Original Equipment Manufacturer (OEM) agreements.

- International Presence -- Ardent maintains principal engineering and sales subsidiaries in three strategic regions, the United Kingdom, France, and Asia Pacific. Additionally, the Company has established subsidiary operations in emerging growth markets, including Spain, New Zealand, South America, Russia, Germany, and Canada.

- Recurring Revenue -- The Company's distribution and pricing strategies for its products are intended to generate recurring revenue. The sale of a development license generally leads to follow-on sales as applications are deployed and expanded. The Company also receives maintenance fees and charges for consulting assignments and training courses.

- Worldwide Customer Service -- Ardent offers installation assistance, telephone and on-line support, consulting services, and training both at worldwide Ardent locations and on-site at VAR and customer locations.

PRODUCTS

     Ardent, following its merger with Unidata, possesses a broadened portfolio that puts the Company in a strong position to serve the current and ever-changing needs of its growing customer base. The Company's three business units collectively provide effective data management solutions that help customers simplify their complex data management issues.

  Relational Technology & Tools Products

     The traditional portion of Ardent's business is represented by its Relational Technology & Tools business unit. This collection of software technologies has long enabled customers to manage the most complex business data in applications customized to a broad range of vertical industries. Products sold through this business unit include:

     UniVerse and UniData extended relational database management systems (RDBMS) -- Each product is built on a powerful architecture that provides the inherent capabilities developers need to produce, enhance and deploy high performance business applications in open systems environments across UNIX and NT platforms. Complete with ancillary products and toolsets, UniVerse and UniData are some of the leading technologies for high volume transaction processing requirements involving complex data structures and relationships.

     RedBack -- A comprehensive solution for building and delivering scalable, transactional applications for the Internet and corporate intranets, RedBack lowers web technology barriers and makes it easier to integrate web-based systems with existing data and applications.

     wIntegrate -- A Graphical User Interface (GUI) development tool for bringing the power of a Windows interface to character-based applications.

     System Builder -- A powerful application development tool that allows developers to migrate applications to graphical user interfaces (GUI) and muti-tier deployment architectures, while preserving their original application investment.

     ESL -- An integrated toolset for building OS/2 and Windows GUI applications with mainframe data sources. ESL features an integrated development environment with a full set of visual tools, a debugger, compiler and a non-procedural, event-driven language.

     In addition to these products, the Relational Technology & Tools business unit offers a variety of middleware products, a COBOL migration solution, and a set of data analysis and reporting tools.

  Data Warehouse Products

     The rapid accumulation of data in operational systems has created the need to manage the movement of data into a database optimized for business analysis, called a data warehouse or data mart depending upon its scope. Ardent's data warehouse products simplify the complexities of the entire data warehouse life cycle.

     DataStage -- DataStage is a comprehensive solution for the fast, easy creation and maintenance of data marts and data warehouses. DataStage is an integrated, simple-to-use system that provides the tools for the customer to build and manage these vital data stores. As a result, users have access to the data they need to make faster, smarter business decisions. DataStage addresses what has historically been the most difficult and time-consuming portion of a data mart or data warehouse implementation. Using a simple, point-and-click interface, the user can easily extract, cleanse, transform, and integrate data from operation systems, archives, and third-party data sources. The result is a cost-effective, usable data mart or warehouse which is up and running quickly and which can easily adapt to change. DataStage offers support for a wide variety of data sources, including popular databases such as Oracle, Microsoft SQL Server, UniVerse, Sybase, Informix, and others, as well as legacy databases, thus minimizing incompatibility issues.

  Object Technology Products

     In light of the growth of the Internet and the phenomena of the Java programming language, object database technology is fast becoming the solution of choice among leading-edge application developers seeking to model today's most complex business environments. A proven technology and the leading object database in use throughout Europe, the O2 System is one of the leading database products for complex application developments.

     O2 Object Database System -- An open, standard environment that enables object developers to build high performance database applications. O2 fits within existing computing environments, is database independent, and makes object development simpler because it is compatible with both the Java and C++ object data models. Surrounding the O2 System is a complete set of application development tools and language bindings tailored to the evolving needs of today's application developers. O2 also provides interfaces to other databases, the Web and CORBA.

SERVICES

     In addition to its three product-focused business units, Ardent provides customers worldwide with a full spectrum of services. These services include Technical Support for customers purchasing maintenance contracts on Ardent's software products; Education Services for customers learning how to use and work with Ardent's products; and Consulting Services to assist customers with implementing solutions based on Ardent's technologies.

SALES AND MARKETING

     Ardent sells its products and services throughout the world to a broad range of customer markets and through multiple channels, including the following:

- More than 1,000 VAR's which provide packaged application solutions for targeted vertical markets.

- Systems Integrators which utilize Ardent products and services when building solutions for their customers.

- Direct distributors and value-added OEM distributor agreements which sell Ardent products as an integral part of their commercial offerings.

- A worldwide, direct sales force.

     In the United States, the Company's sales and support staff are located at its Westboro, Massachusetts headquarters; Arlington, Texas; Bellevue, Washington; Bridgewater, New Jersey; Cary, North Carolina; Columbus, Ohio; Denver, Colorado; Irvine, California; Palo Alto, California; Princeton, New Jersey; Rosemont, Illinois; and Tampa, Florida.

     Internationally, the Company has seven wholly owned international subsidiaries located in the United Kingdom, France, Spain, Canada, Germany, South Africa, and the Asia Pacific territory which includes Australia, Japan and Russia.

     The Company also has exclusive distributors in Argentina, Brazil, and Ecuador which, in turn, maintain a distributor sales channel. Revenue derived from outside the United States was approximately 38%, 40%, and 29% of total revenue in 1997, 1996, and 1995 respectively. The Company intends to continue making investments in international activities.

     Ardent implements a variety of marketing programs to assist in the sale of its products and services, including advertising and public relations campaigns, regional seminars, reseller and end-user group meetings, and cooperative programs. In addition, the Company participates in various computer industry and vertical market trade shows, and provides catalogs, visual aids, newsletters, and product sales literature, both in printed form and on the world wide web.

CUSTOMERS

     Ardent's products are used by end-users in a broad range of industries. Over 2,000,000 users employed Ardent products. A sampling of its customers include:

                Aetna                           John Deere
                Anheuser-Busch                  Kaiser Permanente
                Bankers Trust                   Lucent Technologies
                Cabletron                       Motorola
                Chase Manhattan Corporation     New York City Library
                Eurotunnel                      Sears, Roebuck &
                France Telecom                  Company
                Fujitsu Lab                     Sony Corporation
                GE Aerospace                    Stanford University
                Hyatt International             Travelers Insurance
                Hewlett Packard                 U.S. Sprint
                IBM                             Wells Fargo
                                                Xerox

PRODUCT DEVELOPMENT

     The Company believes that continuing enhancements of its products and the development of new products will be required in order to maintain its competitive position.

     In 1997, the Company began shipping commercially UniVerse version 9.4.1; UniData version 4.1; UniData 3.3/NT; RedBack version 2.0; wIntegrate version 3.0; System Builder 3.1; O2 version 5.0; DataStage version 2.2 and DataStage version 3.0/NT.

     Throughout the year, the Company invested in the further development of these existing products and established new technology sharing relationships to begin work on new products. The Company's development efforts are focused on enhancing the features of and adding new functionality to all of its products.

     In 1997, 1996, and 1995, the Company's expenses relating to product development were $7,180,000, $8,875,000, and $10,111,000 respectively. The
Company has experienced little turnover in its product development personnel and believes that the experience, stability, and depth of its product development staff are important factors in the Company's success.

COMPETITION

     The computer software and service industry is intensely and increasingly competitive. Because of the breadth of its overall product offering, Ardent competes with many companies offering alternative solutions. Many of these firms have greater financial, marketing and technical resources than Ardent. They may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements, or they may be able to devote greater resources to the promotion and sale of their products than can Ardent.

     The Company competes with other providers of database management products and services for resellers. The Company's resellers in turn compete with the vendors of other computer software and service providers.

EMPLOYEES

     As of December 31, 1997, the Company had a total of 316 employees worldwide, consisting of 187 in sales, support and marketing, 72 in engineering, and 57 in finance and administration. The Company has experienced no work stoppages and believes its relations with its employees are good.

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

CAUTIONARY STATEMENT

     When used anywhere in the Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company or any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements," which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements. The Company wishes to advise readers that the various risk factors described below in this Form 10-K could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

     The Company is a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court for the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has denied the allegations in its answer to the Complaint. The discovery stage of the proceeding is now substantially complete and the Company has filed a motion for summary judgement which is expected to be heard within the next several months. Company management believes that the actions are without merit and plans to continue to oppose them vigorously.

     The Company is a defendant in two actions filed against Unidata, prior to its merger with the Company, one in May, 1996 in the U.S. District Court for the Western District of Washington and one filed in September, 1996, in the U.S. District Court for the District of Colorado. The plaintiffs allege in both suits that Unidata authorized usage of certain Unidata products for distribution and assert claims for fraud, breach of contract, unfair competition, RICO violations, and trademark and copyright infringement. Unidata denied the allegations in its answers to the complaint and the proceedings for each case are currently in the arbitration stage. Company management believes that the actions are without merit and plans to continue to oppose them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Common stock of Ardent Software, Inc. is traded on the NASDAQ Stock Market under the symbol "ARDT" (formerly "VMRK"). The table below presents the high and low prices for Ardent Software, Inc. common stock for the periods indicated. The prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

              1997                                     HIGH       LOW
              ----                                    -------    ------
        First Quarter................................ $ 7.875    $ 5.75
        Second Quarter...............................   8.625     5.875
        Third Quarter................................  10.875      7.75
        Fourth Quarter...............................   11.75     6.625

              1996                                     HIGH       LOW
              ----                                    -------    ------
        First Quarter................................ $ 9.875    $ 6.50
        Second Quarter...............................  12.625      7.00
        Third Quarter................................  11.125      6.50
        Fourth Quarter...............................   10.00      5.50

     The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company presently intends to retain its earnings to finance future growth of its business. Cash dividends are subject to restriction under the Company's line of credit agreement. As of December 31, 1997, there were approximately 305 shareholders of record and approximately 4,000 beneficial owners of the Company's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                               1997      1996      1995      1994      1993
                                                              -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Software..................................................  $31,494   $35,149   $37,365   $40,867   $39,486
  Services and other........................................   26,060    34,117    30,999    24,585    17,717
                                                              -------   -------   -------   -------   -------
    Total revenue...........................................   57,554    69,266    68,364    65,452    57,203
                                                              -------   -------   -------   -------   -------
Costs and expenses:
  Cost of software..........................................    3,961     4,745     5,040     4,989     4,335
  Cost of services and other................................   12,678    18,552    16,539    11,870     9,710
  Selling and marketing.....................................   23,219    26,929    26,082    23,885    22,332
  Product development.......................................    7,180     8,875    10,111    10,605    10,211
  General and administrative................................    5,237     7,351     7,908     6,801     7,345
  Merger integration, exit and restructuring costs..........       --     4,322     6,882     1,700     4,800
  Litigation................................................       --        --       499       650        --
  Purchased research and development........................       --        --        --     2,750        --
                                                              -------   -------   -------   -------   -------
    Total costs and expenses................................   52,275    70,774    73,061    63,250    58,733
                                                              -------   -------   -------   -------   -------
Income (loss) from operations...............................    5,279    (1,508)   (4,697)    2,202    (1,530)
                                                              -------   -------   -------   -------   -------
Other income (expense):
  Other income (net)........................................      930       472       664       626       432
  Interest expense..........................................   (1,025)     (869)     (990)     (105)      (20)
  Loss on investment in joint venture.......................       --      (176)       --        --        --
                                                              -------   -------   -------   -------   -------
    Total other income (expense)............................      (95)     (573)     (326)      521       412
Income (loss) before provision for income taxes,
  extraordinary items and change in accounting..............    5,184    (2,081)   (5,023)    2,723    (1,118)
Provision (credit) for income taxes.........................    1,800       560    (1,133)    2,944     1,080
                                                              -------   -------   -------   -------   -------
Income (loss) before extraordinary items and change in
  accounting................................................    3,384    (2,641)   (3,890)     (221)   (2,198)
Extraordinary item -- loss from disposal of assets acquired
  in a pooling of interests, net of tax benefit.............       --    (4,734)       --        --        --
Change in accounting........................................       --        --        --        --       650
                                                              -------   -------   -------   -------   -------
Net income (loss)...........................................  $ 3,384   $(7,375)  $(3,890)  $  (221)  $(1,548)
                                                              =======   =======   =======   =======   =======
Basic net income (loss) per common share:
  Before extraordinary item or change in accounting.........  $  0.41   $ (0.33)  $ (0.49)  $ (0.03)  $ (0.29)
  Net income (loss).........................................  $  0.41   $ (0.91)  $ (0.49)  $ (0.03)  $ (0.21)
Diluted net income (loss) per common share:
  Before extraordinary item or change in accounting.........  $  0.40   $ (0.33)  $ (0.49)  $ (0.03)  $ (0.29)
  Net income (loss).........................................  $  0.40   $ (0.91)  $ (0.49)  $ (0.03)  $ (0.21)
Basic weighted average number of common shares
  outstanding...............................................    8,199     8,096     8,013     7,824     7,515
                                                              =======   =======   =======   =======   =======
Diluted weighted average number of common and common
  equivalent shares outstanding.............................    8,531     8,096     8,013     7,824     7,515
                                                              =======   =======   =======   =======   =======

                                                               1997       1996       1995       1994       1993
                                                              -------    -------    -------    -------    -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and equivalents........................................  $23,224    $14,733    $12,267    $16,017    $16,649
Working capital.............................................   21,492     14,282     17,566     22,668     19,233
Total assets................................................   57,646     59,977     63,353     65,482     47,422
Long term debt, less current portion........................    8,798      9,015      9,227      9,438          2
Stockholders' equity........................................   33,531     28,831     37,167     39,338     33,701

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Consolidated Statement of Operations as a percentage of total revenue and the percentage change in dollar amounts of such items.

                                                      YEAR ENDED DECEMBER 31        PERIOD-TO-PERIOD CHANGE
                                                      -----------------------    ------------------------------
                                                      1997     1996     1995     1997 VS. 1996    1996 VS. 1995
                                                      -----    -----    -----    -------------    -------------
        Revenue:
          Software..................................   54.7%    50.7%    54.7%       (10.4)%           (5.9)%
          Services and other........................   45.3     49.3     45.3        (23.6)            10.1
                                                      -----    -----    -----       ------           ------
            Total revenue...........................  100.0    100.0    100.0        (16.9)             1.3
                                                      -----    -----    -----       ------           ------
        Costs and expenses:
          Costs of software.........................    6.9%     6.9%     7.4%       (16.5)%           (5.9)%
          Costs of services and other...............   22.0     26.8     24.2        (31.7)            12.2
          Selling and marketing.....................   40.3     38.9     38.2        (13.8)             3.2
          Product development.......................   12.5     12.8     14.8        (19.1)           (12.2)
          General and administrative................    9.1     10.6     11.6        (28.8)            (7.0)
          Merger integration, restructuring costs...     --      6.2     10.1       (100.0)           (37.2)
          Litigation costs..........................     --       --       .7            *                *
                                                      -----    -----    -----       ------           ------
            Total costs and expenses................   90.8    102.2    107.0        (26.1)            (3.1)
                                                      -----    -----    -----       ------           ------
        Income (loss) from operations...............    9.2%    (2.2)%   (7.0)%      450.1%            67.9%
                                                      =====    =====    =====       ======           ======

* Not meaningful

     The Company's revenue is derived from the licensing of software and the delivery of related services. These services include consulting, training and product maintenance. The Company generally licenses its software for use on individual computers. Customers may elect to contract with the Company for product maintenance, which includes product and documentation enhancements, as well as telephone support for product problem resolution, by paying annual or quarterly fees or paying fees based upon usage of such maintenance services.

1997 COMPARED TO 1996

     The Company's total revenue decreased 17% to $57,554,000 in 1997 from $69,266,000 in 1996. The overall decline in total revenue is primarily due to the Company having exited certain non-strategic and unprofitable businesses in the fourth quarter of 1996, including the Object Studio product line and related services. This decrease is also the result of the decline in the value of overseas revenue due to the strengthening of the US dollar in 1997 as approximately 38% of total revenue for 1997 and 40% of revenue for 1996 was contributed from foreign operations.

     Software license revenue decreased 10% to $31,494,000 in 1997 from $35,149,000 in 1996. This decrease is primarily due to the elimination of sales of the Object Studio product line, as noted above. This decline was partially offset by the impact of revenue associated with the Company's data warehouse product, DataStage, which was released in late January, 1997. Software revenue increased to approximately 55% of total revenue in fiscal year 1997 from 51% in 1996.

     Services and other revenue declined 24% to $26,060,000 in 1997 from $34,117,000 in 1996. This decrease is due to the elimination of Object Studio related consulting and maintenance services, which represented approximately 50% of consulting revenue and 12% of maintenance revenue in fiscal year 1996. The Company also disposed of its third-party education business in 1996 which had represented approximately 45% of the Company's training revenue. This decline was partially offset by the revenue associated with DataStage consulting projects, as well as the increase in maintenance revenue consistent with the growth of the Company's installed license base.

     Costs of software, which consist of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs decreased 17% to $3,961,000 in 1997 from $4,745,000 in 1996. As a percentage of license revenue, costs of software remained consistent at 13% for both 1997 and 1996. The dollar decrease in costs of software for 1997 compared to 1996 is a result of the write-off of certain intangible assets in connection with the restructuring and extraordinary charges recorded in December 1996, the decline in license revenue and the expiration of certain royalty contracts in late 1997.

     Costs of services and other, which consist of personnel-related costs, outside consulting fees, facilities and other costs associated with the delivery of consulting, training and maintenance revenues, decreased 32% to $12,678,000 in 1997 from $18,552,000 in 1996 due to the elimination of Object Studio related consulting and maintenance costs. As a percent of service and other revenue the costs of these services decreased to 49% in 1997 from 54% in 1996. The profit margin associated with services and other revenue increased approximately 5% in 1997 due to a change in the sales mix. A higher percentage of services and other revenue in 1997 is comprised of customer maintenance support revenue which typically has a higher profit margin than revenue derived from training and consulting services.

     Selling and marketing expenses, which consist primarily of sales organization costs, marketing program expenses, advertising and salespersons salaries and commissions, decreased 14% to $23,219,000 in 1997 from $26,929,000 in 1996. As a percent of total revenue, sales and marketing costs increased 1% to 40% of revenue in 1997 from 39% of revenue in 1996. The increase in sales and marketing costs as a percentage of revenue is a result of the increase in DataStage marketing and program activities throughout 1997 and the increase in the data warehouse sales force. These increases were offset by savings associated with the elimination of Object Studio marketing activities.

     Product development expenses, which consist principally of costs of development staff and facility-related costs, decreased 19% to $7,180,000 in 1997 from $8,875,000 in 1996. As a percent of total revenue, product development expenses decreased 1% to 12% of revenue in 1997 from 13% in 1996. The relative flat level of spending as a percentage of revenue in 1997 over 1996 is due to the cost savings associated with the elimination of development efforts previously dedicated to the Object Studio product offset by an increase in spending on data warehouse product development.

     General and administrative expenses, which consist of the costs of finance, legal, human resources, information systems and administrative functions, decreased 29% to $5,237,000 in 1997 from $7,351,000 in 1996. As a percent of total revenue, general and administrative costs decreased 2% to 9% in 1997 from 11% in 1996. This decrease in expense is primarily due to the decrease in the bad debt provision, as well as the elimination of the administrative costs associated with the Company's German subsidiary, which is currently inactive as it had previously sold Object Studio products and services.

     Other expenses decreased by 83% during 1997 when compared to 1996. This decrease is due principally to interest income earned on the increasing levels of cash and equivalents throughout 1997. Also, in 1996 the Company recorded a loss on investment of joint venture of $176,000. There was no gain or loss recognized from the investment in the joint venture in 1997.

     The Company recorded a $1,800,000 tax provision in 1997 on income before tax of $5,184,000 representing an effective rate of approximately 35%. The 1997 tax provision was a result of earnings generated from worldwide operations partially offset by the reduction of the valuation allowance associated with the Company's net operating losses due to the utilization of foreign net loss carryforwards which had been fully reserved for in prior years. Future effective tax rates will be dependent on a number of factors including but not limited to geographical mix of earnings. Total deferred tax assets, net of liabilities, amount to $8,557,000 against which the Company has provided a valuation allowance of $5,247,000 at December 31, 1997. Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss carryforwards.

1996 COMPARED TO 1995

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

     Services and other revenue increased 10% to $34,117,000 in 1996 from $30,999,000 in 1995. All the major elements of services and other revenue increased in 1996 versus 1995 with training revenue increasing 34% to $5,821,000, consulting revenue increasing 10% to $10,496,000 and maintenance revenue increasing 5% to $17,351,000 in 1996. The increase in training revenue for 1996 came solely as a result of an increase in the training associated with Ardent products such as UniVerse. The Company undertook, in 1996, a strategy of aggressively selling appropriate training and education courses associated with the sale of new Ardent licenses. Consulting revenue increased as the Company was engaged to perform several large consulting contracts during 1996. These contracts were some of the largest in the Company's history and the revenue was recognized ratably over the length of the contracts in 1996. Maintenance revenue increased consistent with the expansion of the Company's installed base.

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

     The Company recorded a $560,000 tax provision in 1996 on a loss before tax of $2,081,000. The 1995 effective tax rate was 23%. The 1996 tax provision was a result of earnings generated from operations in certain international jurisdictions, partially offset by the benefit of timing differences occurring in the United States and was also impacted by certain non-deductible costs associated with funding of the joint venture. In addition, benefit of losses generated by certain foreign subsidiaries was not recognized due to uncertainty regarding realization. Future effective tax rates will be dependent on a number of factors including but not limited to geographical mix of earnings. Total net deferred tax assets amount to $10,813,000 against which the Company has provided a valuation allowance $5,444,000 at December 31, 1996. Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss carryforwards.

     In December 1996, as part of the Company's ongoing efforts to direct the business towards growth areas, management, at the direction of the Board of Directors, undertook a review of all existing businesses, including those acquired through the merger with Easel. Following this review, in December 1996, management recommended and the Board of Directors approved a comprehensive plan to exit certain businesses. In general, these businesses represented portions of the business with minimal profitability and lower future growth prospects. Among the product lines and businesses to be discontinued or abandoned were certain product lines of business present at the date of the merger with Easel. Because these dispositions were not contemplated at the date of the merger and are therefore outside of the normal course of business, they have been presented as an extraordinary item in accordance with APB16. The extraordinary item aggregated $5,918,000 before tax, with a related tax benefit of $1,184,000. See
Note 10 to the consolidated financial statements for further discussion.

INFLATION

     Certain of the Company's expenses increase with general inflation in the economy. However, the Company does not believe that its results of operations have been, or will be, adversely affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. As of December 31, 1997, the Company had $23,224,000 in cash and equivalents and $21,492,000 in working capital. The Company has a working capital line of credit with a bank under which the Company may borrow, on an unsecured basis, the lesser of up to 80% of domestic eligible accounts receivable and 70-80% of foreign eligible accounts receivable or $10,000,000, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends. As of December 31, 1997, there were no borrowings outstanding on the line.

     Accounts receivable, net of the allowance for doubtful accounts, decreased from $14,860,000 at December 31, 1996 to $9,823,000 at December 31, 1997. The
allowance for doubtful accounts decreased to $1,530,000 at December 31, 1997 from $1,864,000 at December 31, 1996. Throughout 1997, the Company improved its receivable cash collections and generated $11,257,000 in cash from operations. The Company used $2,224,000 in investing activities in 1997. The Company's significant cash investments in 1997 consisted of expenditures for capitalized software of $1,158,000 and expenditures made on the cash surrender value of officers' life insurance of $707,000. Current liabilities decreased from $22,131,000 as of December 31, 1996 to $15,317,000 as of December 31, 1997.
The decrease is attributable to the Company's pay down on the line of credit in 1997 of $1,462,000, as well as the decrease in accrued restructuring costs of $4,478,000 which were also paid out in 1997. Long-term liabilities decreased slightly year over year as payments were made on capital lease obligations.

     The Company hedges its exposure to foreign currency fluctuations through foreign exchange forward contracts. As of December 31, 1997, the Company had foreign exchange forward contracts outstanding used to hedge foreign exchange exposure on intercompany balances of certain of its international subsidiaries. These contracts are comprised of contracts to sell foreign currency aggregating $5,236,000 of notional amount (principally British pounds and French francs). These contracts are short-term in duration (typically 90 days) and have limited market risk, since decreases or increases in the unrealized gain or loss on any position is generally fully offset by corresponding increases or decreases in gains and losses on the intercompany balances being hedged. Credit risk is limited to the risk that counterparties to these contracts fail to deliver at maturity. The Company deals only with reputable financial institutions in entering into these contracts and therefore believes that credit risk is insignificant. Currency forward contracts are used only to hedge identified foreign currency commitments and are never held for speculative purposes. The gains and losses associated with currency rate changes on these contracts, net of the corresponding gains and losses on the hedged intercompany accounts, are recorded as a component of other income/expense in the period the change occurs. Foreign exchange gains or losses were not material in any period presented.

     The Company believes that its available cash and anticipated cash generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements, including expected capital expenditures, at least through 1997 and for the foreseeable future. These sources can be augmented by short-term borrowings under the credit facility, which currently has availability of $5,830,000.

     During the year, the Company transferred its rights to certain accounts receivable to a finance company in exchange for cash payments from the finance company. Receivables sold under these arrangements aggregated $7,150,000 in 1997.

     The Company, together with a third-party leasing company, offers a leasing program available to current and potential customers. Under the program, customers are able to purchase Ardent products through operating and capital leases with a third party lessor. All sales under this program are subject to the Company's normal revenue recognition policies and are made without recourse to the Company. Sales under the program in the year ended December 31, 1997 totaled approximately $1,536,000.

     As part of the merger with Unidata, Inc. in February, 1998, the Company estimates to incur nonrecurring costs of approximately $14,800,000. This estimate includes $3,900,000 for financial advisor, legal and accounting fees related to the merger and $10,900,000 for costs associated with the combining operations of the two companies including estimated cash expenditures of $5,500,000 for severance and benefits, $2,000,000 for closure of facilities and $3,400,000 for non-cash charges for the write-off of redundant assets. The non-recurring cost is an estimate only, although it is not likely that material additional costs will be incurred.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 requires the presentation of an additional primary financial statement in the format prescribed by the standard. SFAS 131 requires disclosure about the Company's operations on a disaggregated basis consistent with management's internal reporting structure. The Company will adopt these standards in the first quarter of fiscal year 1998.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company intends to adopt this pronouncement in the first quarter of fiscal year 1998 and does not expect it to have a material affect on the revenue recognition practices of the Company.

YEAR 2000

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue. The Company presently believes, with modification to the existing software, the "Year 2000" problem will not pose significant operational problems and costs to complete this process are not anticipated to be material to its financial position or results of operations in any given year.

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

     Technological developments, customer requirements and industry standards change frequently in the computer software database market. As a result, the Company's success will depend upon our ability to enhance current products and to develop or acquire new products which meet customer needs and comply with industry standards. The possibility exists that the Company's products will be rendered obsolete by technological advances, or that the Company will not be able to develop and market the products required to continue to be competitive. Certain of the Company's planned products are in various stages of development. It is possible that such products will prove not to be commercially viable or that we will experience operational problems with such products after commercial introduction that could delay or defeat the ability of such products to generate revenue. The products that the Company intends to devote substantial resources in the foreseeable future are object oriented database products and data warehousing and datamart products. There is no assurance that products in either of these two areas will be commercially successful. In particular, object technology requires customers to make a substantial investment in retraining application programmers. Several companies have failed in attempts to introduce object technology and there is no assurance that such technology will gain widespread customer acceptance. The Company has experienced product delays and undetected errors or bugs in certain products in the past and may experience such problems in the future. The Company's success will also depend on the ability of its products to interoperate and perform well with existing and future industry-standard leading application software products intended to be used in connection with relational database management systems.

     Approximately 38% of the Company's total revenue in fiscal 1997 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations of foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuations on such results. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

     The Company's business is led by a number of key, highly skilled technical, managerial and marketing personnel, the loss of which could adversely affect the Company. Competition of such personnel in the software industry is intense. The success of the Company depends in large part on the ability to hire and retain such personnel.

     The Company cannot guarantee that the merger with Unidata, Inc., consummated on February 10, 1998, will be efficient, effective and timely enough to achieve the anticipated benefits of the merger. Integrating the two companies successfully will require the timely combination of management, sales and marketing research and development teams that are in different geographic locations. Integration of the companies also will require the combination of complex software technology, product lines and software development plans.

     James T. Dresher owns beneficially approximately 21% of the outstanding common stock of the Company. Such concentration of ownership gives Mr. Dresher substantial power to affect the outcome of the election of directors and other matters requiring stockholder vote and, in addition, may have the effect of delaying or preventing a change in control of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and the related independent auditor's report are presented in the following pages. The consolidated financial statements filed in this Item 8 are as follows:

                                                                       PAGE
                                                                       ----
         Independent Auditors' Report................................   17
         Consolidated Balance Sheets as of December 31, 1997 and
           1996......................................................   18
         Consolidated Statements of Operations for each of the three
           years in the period ended December 31, 1997...............   19
         Consolidated Statements of Stockholders' Equity for each of
           the three years in the period ended December 31, 1997.....   20
         Consolidated Statements of Cash Flows for each of the three
           years in the period ended December 31, 1997...............   21
         Notes to Consolidated Financial Statements..................   22
         Selected Quarterly Financial Data (unaudited)...............   35

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ardent Software, Inc. :

     We have audited the consolidated balance sheets of Ardent Software, Inc. (formerly VMARK Software, Inc.) and its subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Boston, Massachusetts
January 23, 1998

                             ARDENT SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                           ASSETS
Current assets:
  Cash and equivalents......................................  $ 23,224     $ 14,733
  Accounts receivable (less allowance for doubtful accounts,
    $1,530 in 1997 and $1,864 in 1996)......................     9,823       14,860
  Income tax receivable.....................................       322        1,103
  Prepaid expenses and other current assets.................     2,963        4,309
  Deferred income taxes.....................................       477        1,320
  Assets held for sale......................................        --          420
                                                              --------     --------
    Total current assets....................................    36,809       36,745
                                                              --------     --------
Property and equipment:
  Building under capital lease..............................     9,689        9,689
  Computer equipment........................................     6,906        7,040
  Office furnishings and fixtures...........................     3,207        3,187
  Leasehold improvements....................................     1,295        1,239
                                                              --------     --------
    Total...................................................    21,097       21,155
  Less accumulated depreciation and amortization............     8,923        6,950
                                                              --------     --------
  Property and equipment -- net.............................    12,174       14,205
                                                              --------     --------
Other long-term assets:
  Intangible assets -- net..................................     3,502        3,667
  Deferred income taxes.....................................     2,827        3,717
  Other long-term assets....................................     2,334        1,643
                                                              --------     --------
    Total other long-term assets............................     8,663        9,027
                                                              --------     --------
Total.......................................................  $ 57,646     $ 59,977
                                                              ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................  $     --     $  1,462
  Current portion of capital lease obligation...............       216          211
  Accounts payable..........................................     1,956        2,779
  Accrued compensation......................................     2,357        2,021
  Accrued expenses..........................................     4,077        4,374
  Accrued restructuring costs...............................     1,068        5,546
  Deferred revenue..........................................     5,643        5,738
                                                              --------     --------
    Total current liabilities...............................    15,317       22,131
                                                              --------     --------
Long-term liabilities:
  Capital lease obligation..................................     8,798        9,015
                                                              --------     --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 10,000,000
    shares; issued none
  Common stock, $.01 par value, authorized 25,000,000
    shares; issued and outstanding 8,596,905 in 1997 and
    8,380,474 in 1996.......................................        85           83
  Additional paid-in capital................................    47,767       46,297
  Accumulated deficit.......................................   (11,200)     (14,584)
  Cumulative translation adjustment.........................       (79)         105
  Treasury stock at cost, 280,082 shares....................    (2,956)      (2,956)
  Unearned compensation.....................................       (86)        (114)
                                                              --------     --------
    Total stockholders' equity..............................    33,531       28,831
                                                              --------     --------
Total.......................................................  $ 57,646     $ 59,977
                                                              ========     ========

                See notes to consolidated financial statements.

                             ARDENT SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
Revenue:
  Software..................................................  $31,494    $35,149    $37,365
  Services and other........................................   26,060     34,117     30,999
                                                              -------    -------    -------
    Total revenue...........................................   57,554     69,266     68,364
                                                              -------    -------    -------
Costs and expenses:
  Cost of software..........................................    3,961      4,745      5,040
  Cost of services and other................................   12,678     18,552     16,539
  Selling and marketing.....................................   23,219     26,929     26,082
  Product development.......................................    7,180      8,875     10,111
  General and administrative................................    5,237      7,351      7,908
  Merger integration, exit and restructuring costs..........       --      4,322      6,882
  Litigation costs..........................................       --         --        499
                                                              -------    -------    -------
    Total costs and expenses................................   52,275     70,774     73,061
                                                              -------    -------    -------
Income (loss) from operations...............................    5,279     (1,508)    (4,697)
                                                              -------    -------    -------
Other expense:
  Other income (net)........................................      930        472        664
  Interest expense..........................................   (1,025)      (869)      (990)
  Loss on investment in joint venture.......................       --       (176)        --
                                                              -------    -------    -------
    Total other expense.....................................      (95)      (573)      (326)
Income (loss) before provision for income taxes and
  extraordinary item........................................    5,184     (2,081)    (5,023)
Provision for (benefit from) income taxes...................    1,800        560     (1,133)
                                                              -------    -------    -------
Income (loss) before extraordinary item.....................    3,384     (2,641)    (3,890)
Extraordinary loss from disposal of assets acquired in a
  pooling of interests, net of tax benefit of $1,184........       --     (4,734)        --
                                                              -------    -------    -------
Net income (loss)...........................................  $ 3,384    $(7,375)   $(3,890)
                                                              =======    =======    =======
Basic income (loss) per common share:
  Before extraordinary item.................................  $  0.41    $ (0.33)   $ (0.49)
  Net income (loss).........................................  $  0.41    $ (0.91)   $ (0.49)
                                                              =======    =======    =======
Diluted income (loss) per common share:
  Before extraordinary item.................................  $  0.40    $ (0.33)   $ (0.49)
  Net income (loss).........................................  $  0.40    $ (0.91)   $ (0.49)
                                                              =======    =======    =======
Shares for basic computation................................    8,199      8,096      8,013
Shares for diluted computation..............................    8,531      8,096      8,013
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                             ARDENT SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON STOCK      ADDITIONAL                 CUMULATIVE
                              ------------------    PAID-IN     ACCUMULATED   TRANSLATION   TREASURY     UNEARNED
                               SHARES     AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT     STOCK     COMPENSATION    TOTAL
                              ---------   ------   ----------   -----------   -----------   --------   ------------   -------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, January 1, 1995....  7,893,255    $78      $42,719      $ (3,319)       $(140)     $    --       $  --       $39,338
Issuance of stock for
  cash......................    214,217      3        1,423                                                             1,426
Repurchase and retirement of
  common stock..............     (3,777)                (59)                                                              (59)
Tax benefit arising from
  early disposition of stock
  options...................                            300                                                               300
Net loss....................                                       (3,890)                                             (3,890)
Translation adjustment......                                                        52                                     52
                              ---------    ---      -------      --------        -----      -------       -----       -------
Balance, December 31,
  1995......................  8,103,695     81       44,383        (7,209)         (88)          --          --        37,167
Issuance of stock for
  cash......................    276,779      2        1,582                                                             1,584
Unearned compensation.......                            140                                                (114)           26
Repurchase of common stock
  (280,082 shares)..........                                                                 (2,956)                   (2,956)
Tax benefit arising from
  early disposition of stock
  options...................                            192                                                               192
Net loss....................                                       (7,375)                                             (7,375)
Translation adjustment......                                                       193                                    193
                              ---------    ---      -------      --------        -----      -------       -----       -------
Balance, December 31,
  1996......................  8,380,474     83       46,297       (14,584)         105       (2,956)       (114)       28,831
Issuance of stock for
  cash......................    216,431      2        1,324                                                             1,326
Unearned compensation.......                                                                                 28            28
Tax benefit arising from
  early disposition of stock
  options...................                            146                                                               146
Net income..................                                        3,384                                               3,384
Translation adjustment......                                                      (184)                                  (184)
                              ---------    ---      -------      --------        -----      -------       -----       -------
Balance, December 31,
  1997......................  8,596,905    $85      $47,767      $(11,200)       $ (79)     $(2,956)      $ (86)      $33,531
                              =========    ===      =======      ========        =====      =======       =====       =======

                See notes to consolidated financial statements.

                             ARDENT SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
Net income (loss)...........................................  $ 3,384    $(7,375)   $(3,890)
Adjustments to reconcile net income (loss) to cash provided
  by operating activities (net of acquisitions):
  Depreciation and amortization.............................    2,233      2,873      2,681
  Amortization of intangible assets.........................    1,620      2,801      4,333
  Equity in loss of joint venture...........................       --        176         --
  Deferred income taxes.....................................    1,703         16     (1,494)
  Stock compensation........................................       28         26         --
  Writedown of assets in connection with exit of
    businesses..............................................       --      3,059         --
Increase (decrease) in cash from:
  Accounts receivable.......................................    4,347        590          4
  Other current assets......................................    1,930        576     (1,259)
  Current liabilities.......................................   (3,988)     4,490      2,084
                                                              -------    -------    -------
    Cash provided by operating activities...................   11,257      7,232      2,459
                                                              -------    -------    -------
Cash flows from investing activities:
  Expenditures for property and equipment -- net............     (359)    (1,820)    (3,141)
  Expenditures for intangible assets........................       --       (163)    (2,250)
  Capitalized software costs................................   (1,158)    (1,658)      (418)
  Increase in cash surrender value of officers' life
    insurance and deposits and other........................     (707)      (115)      (461)
                                                              -------    -------    -------
    Cash used in investing activities.......................   (2,224)    (3,756)    (6,270)
                                                              -------    -------    -------
Cash flows from financing activities:
  Sale of common stock......................................    1,326      1,584      1,426
  Repurchase of common stock................................       --     (2,956)       (59)
  Repayments of note payable................................       --       (587)        --
  Borrowing (repayments) under line of credit...............   (1,462)     1,462     (1,250)
  Repayments of capital lease and other obligations.........     (212)      (240)      (165)
                                                              -------    -------    -------
  Cash used in financing activities.........................     (348)      (737)       (48)
                                                              -------    -------    -------
Effect of exchange rate changes on cash.....................     (194)      (273)       109
                                                              -------    -------    -------
Increase (decrease) in cash and equivalents.................    8,491      2,466     (3,750)
Cash and equivalents, beginning of year.....................   14,733     12,267     16,017
                                                              -------    -------    -------
Cash and equivalents, end of year...........................  $23,224    $14,733    $12,267
                                                              =======    =======    =======

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of the Business -- Ardent Software, Inc., formerly VMARK Software, Inc. (see Note 12), and subsidiaries (the Company) designs, develops, markets, sells and supports software for developing, deploying, and maintaining business applications and data warehousing solutions. The Company also provides a comprehensive range of services, including customer maintenance support, training, on-site assistance and consulting. The Company has operations in the United States, Canada, Europe, Australia, and Africa. Selling and marketing activities are conducted through direct selling efforts, value-added resellers, and distributors throughout the world. Research and development efforts are conducted in the United States and the United Kingdom.

     Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires, out of necessity, the use of estimates to determine the appropriate carrying value of certain assets and liabilities. Each of these estimates requires the Company to assess past history and to estimate probable outcomes in the future. Actual results could differ from these estimates.

     Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

     Foreign Currency Translation -- The functional currency of foreign operations is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates at the balance sheet date. Results of operations are translated at average exchange rates prevailing during each period. Translation adjustments are accumulated as a separate component of stockholders' equity.

     The Company hedges its exposure to foreign currency fluctuations through foreign exchange forward contracts. As of December 31, 1997, the Company had foreign exchange forward contracts outstanding used to hedge foreign exchange exposure on intercompany balances of certain of its international subsidiaries. These contracts are comprised of contracts to sell foreign currency aggregating $5,236,000 of notional amount (principally British pounds and French francs). These contracts are short-term in duration (typically 90 days) and have limited market risk, since decreases or increases in the unrealized gain or loss on any position is generally fully offset by corresponding increases or decreases in gains and losses on the intercompany balances being hedged. Credit risk is limited to the risk that counterparties to these contracts fail to deliver at maturity. The Company deals only with reputable financial institutions in entering into these contracts and therefore believes that credit risk is insignificant. Currency forward contracts are used only to hedge identified foreign currency commitments and are never held for speculative purposes. The gains and losses associated with currency rate changes on these contracts, net of the corresponding gains and losses on the hedged intercompany accounts, are recorded as a component of other income/expense in the period the change occurs. Foreign exchange gains or losses were not material in any period presented.

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

     Software Development Costs -- Certain software development costs for products and product enhancements are capitalized after technological feasibility has been established. Such costs are included in intangible assets and are amortized over two years using the straight-line method. Related accumulated amortization was

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
approximately $352,000 and $119,000 at December 31, 1997 and 1996, respectively. Research and development costs and software development costs incurred before technological feasibility has been established are expensed as incurred.

     Property and Equipment -- Purchased property and equipment is recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease period. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets (three to eleven years) or over the terms of the related leases (three to twenty years) whichever is shorter. Capitalized cost of the leased assets was $9,689,000 and related accumulated amortization was $1,493,000 and $1,008,000 at December 31, 1997 and 1996, respectively.

     Intangible Assets -- Intangible assets, other than capitalized software development costs, are principally comprised of purchased technology and goodwill and are recorded at cost. Amortization expense is recorded to costs of software and other depending on the use of the related intangible asset. Amortization expense is provided on a straight-line method over the estimated life of the asset (two to five years). The Company periodically reviews the carrying value of intangible assets in relation to expectations of nondiscounted future cash flows attributable to each asset. A permanent impairment in the value of an intangible asset is recognized in operating results in the period the impairment occurs. Accumulated amortization was $9,145,000 and $7,590,000 at December 31, 1997 and 1996, respectively.

     Cash Equivalents -- The Company considers all short-term, highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents.

     Supplemental cash flow information is as follows ( in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                    1997      1996      1995
                                                                   ------    ------    ------
         Cash paid for income taxes..............................  $  136    $  386    $2,906
         Cash refunds of income taxes............................   1,913     3,406        --
         Cash paid for interest..................................   1,025       869       896
         Transfer of accounts receivable as consideration for
           purchase acquisition..................................      --        --     1,000

     Income Taxes -- Deferred taxes are provided to reflect temporary differences in the basis between book and tax assets and liabilities. Deferred tax assets and liabilities are measured using currently enacted tax rates (see
Note 5).

     Income (Loss) Per Common Share -- In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Prior to the fourth quarter of 1997, the Company computed income (loss) per common share using the methods outlined in Accounting Principles Board Opinion No. 15, Earnings Per Share, and its interpretations. Previously reported income (loss) per common share for years prior to 1997 did not differ from that computed using SFAS 128.

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such items would be antidilutive.

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
     A reconciliation between shares used for the computation of basic income
(loss) per common share and diluted is as follows (in thousands):

                                                                    1997      1996      1995
                                                                   ------    ------    ------
         Shares for basic computation............................   8,199     8,096     8,013
         Effect of dilutive stock options........................     332        --        --
                                                                   ------    ------    ------
         Shares for diluted computation..........................   8,531     8,096     8,013
                                                                   ======    ======    ======

     Fair Value of Financial Instruments -- Financial instruments held or used by the Company include cash and its equivalents, accounts receivable, accounts payable, capital lease obligations and foreign currency forward contracts. The fair values of these instruments, which could change if market conditions change, are based on management's estimates. With the exception of forward contracts, management believes that the carrying value of these instruments approximates fair value. The unrealized gain on foreign exchange contracts at December 31, 1997 was approximately $107,000. At December 31, 1996 there was an unrealized loss on foreign exchange contracts of approximately $306,000.

     Stock-Based Compensation -- Compensation cost associated with awards of stock or options to employees is measured using the intrinsic value method. Tax benefits associated with early exercise of stock options are generally recorded as increases to additional paid-in capital.

     New Accounting Pronouncements -- In October 1997, the American Institute of Certified Public Accountants released Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), which the Company will be required to adopt in 1998. Adoption of the provisions of SOP 97-2 will not result in significant changes to the Company's historical revenue recognition practices and, accordingly, is not expected to have a material impact on financial position, results of operations or cash flows of the Company.

     In June 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which the Company will be required to adopt in 1998. SFAS 131 will require the Company to provide information about the segments of its business based upon discrete components of its businesses. In addition, SFAS 131 requires that such information be provided in greater detail than currently required. The Company is currently evaluating its lines of business to determine reportable segments, but has not yet completed such evaluation.

     In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) which the Company will be required to adopt in 1998. SFAS 130 requires that the Company provide a prominent display of the components of items of other comprehensive income. The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. Adoption of SFAS 130 will not have an effect on reported consolidated results of operations or financial position.

     Changes in Presentation -- Certain prior year amounts have been reclassified to conform to the current year presentation.

2. MERGERS AND ACQUISITIONS

  Merger with Unidata, Inc. (Unaudited)

     On February 10, 1998, the Company merged with Unidata, Inc. (see Note 11).

  Merger with Easel Corporation

     On June 14, 1995, the Company merged with Easel Corporation (Easel). In connection with the merger, the Company issued approximately 1,500,000 shares of common stock to Easel shareholders in exchange for substantially all of their interest in Easel. The merger was accounted for as a pooling-of-interests.

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

ACQUISITIONS

     During the last three years, the Company has made the following acquisitions, all of which were accounted for as purchases and the results of operations included with those of the Company from the date of acquisition (amounts in thousands):

                                                                   LIABILITIES        TOTAL
         COMPANY ACQUIRED                             CASH PAID      ASSUMED      CONSIDERATION
         ----------------                             ---------    -----------    -------------
         FT Technology Institute (January 1996).....   $  360         $ --           $  360
         VMARK Canada (September 1995)..............    1,329          171            1,500
         Edgetech S.A. (January 1995)...............    1,500           --            1,500

     FT Technology Institute -- FT Technology Institute operates as an education and service training business based in Sydney, Australia. The purchase price was allocated between property and equipment and goodwill based upon an independent appraisal. In December 1996, the Company decided to withdraw from this line of business. The writedown of the remaining net book value of related assets and employee termination costs are included in the results of operations in 1996 as a component of costs and expenses. See Note 9.

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

     Other Purchases -- During 1995, the Company purchased completed software tools and technology from outside vendors totaling $480,000.

3. FINANCING AND LEASING ARRANGEMENTS

  Leasing Arrangements

     The Company has a twenty-year capital lease on its principal operating facility which commenced in November 1994. The Company leases other office facilities, motor vehicles and certain office furnishings under noncancelable operating lease agreements expiring on various dates through December 2002. Total rent expense under all operating leases for the years ended December 31, 1997, 1996 and 1995 approximated $1,556,000, $1,832,000 and $2,665,000, respectively.

     At December 31, 1997, future minimum payments under operating and capital leases are due as follows (in thousands):

                                                             OPERATING LEASES    CAPITAL LEASE
                                                             ----------------    -------------
         1998..............................................       $1,328            $   982
         1999..............................................          863                982
         2000..............................................          552                982
         2001..............................................          392                982
         2002..............................................           38                982
         Thereafter........................................           --             12,147
                                                                  ------            -------
                                                                  $3,173             17,057
                                                                  ======
         Less amount representing interest.................                          (8,043)
                                                                                    -------
                                                                                      9,014
         Amounts due within one year.......................                             216
                                                                                    -------
         Long-term debt....................................                         $ 8,798
                                                                                    =======

  Line of Credit

     The Company has an unsecured working capital line of credit with a bank under which the Company may borrow up to the lesser of 80% of domestic and 70-80% of foreign eligible accounts receivable or $10,000,000. The agreement limits the Company's ability to pay dividends and, among other things, requires the Company to maintain specified minimum levels of tangible net worth and working capital and limits the ratio of debt to tangible net worth. Interest on outstanding borrowings under the facility is at the bank's prime rate (8.5% and 8.25% at December 31, 1997 and 1996, respectively). At December 31, 1997 there were no borrowings outstanding under the line of credit facility; as of that date $5,830,000 was available to the Company under the line of credit.

  Receivables Financing Arrangements

     As part of the Company's working capital management, certain accounts receivable are periodically factored to financial institutions. Such factoring arrangements are treated as sales in accordance with SFAS 125, since the Company relinquishes control and all rights over the accounts are transferred to the factor. Receivables sold under these arrangements aggregated $7,150,000 in 1997. These sales are typically done on a limited recourse basis, and any potential losses are evaluated at the time the asset is sold. To date, no losses on factored receivables have been incurred, other than the fee charged to the Company by the factor.

     The Company, together with a third-party leasing company, offers a leasing program to current and potential customers. Under the program, customers are able to purchase Ardent products through operating and capital leases with a third party lessor. All sales under this program are subject to the Company's normal revenue recognition policies and are made without recourse to the Company. Sales under the program in the year ended December 31, 1997 totaled approximately $1,536,000.

4. STOCKHOLDERS' EQUITY

     Preferred Stock -- The Board of Directors is authorized to designate one or more series of preferred stock and to establish the voting, dividend, liquidation and other rights and preferences of the shares of each series, and to provide for the issuance of shares of any series. The Board of Directors has designated 15,000 shares of

$0.01 par value preferred stock as Series A Junior Preferred Stock. At December 31, 1997, no shares of preferred stock were outstanding.

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

     1986 Stock Option Plan -- The Company's 1986 Stock Option Plan (the 1986
Plan) provides for the issuance of up to an aggregate 2,916,000 shares of common stock upon the exercise of incentive stock options (ISOs) and non-qualified stock options (NSOs) granted to key employees and consultants of the Company and its subsidiaries. The exercise price for ISOs must be at least equal to the fair market value of the underlying shares of common stock at the time of grant, and the exercise price of NSOs may be at any price established by the Board of Directors. The term of each option may not exceed ten years. Options are exercisable either in full immediately, or in installments, as the Board of Directors may determine at the time it grants such options. In general, the shares acquired by exercising the options vest ratably over four to five years from the date the options first become exercisable. As of December 31, 1997, there were 404,456 options available for grant under the 1986 Plan. On October 7, 1997 the Board of Directors adopted and on February 10, 1998 the stockholders approved an increase to the total number of shares issuable under the 1986 Plan to 4,500,000.

     1991 Director Stock Option Plan -- The 1991 Director Stock Option Plan (the Director Plan) provides for the grant of non-qualified stock options to non-employee directors of the Company for the purchase of up to an aggregate of 350,000 shares of common stock. Under the Director Plan, each non-employee director is entitled to receive, when first elected to serve as a director, an option to purchase 15,000 shares. In addition, each non-employee director is entitled to receive on January 31 of each year an option to purchase 5,000 shares (10,000 shares for years after 1998). The exercise price of the options may not be less than fair market value on the date of grant. Options may only be exercised with respect to vested shares. As of December 31, 1997, there were 154,302 options available for grant under the Director Plan.

     1995 Non-Statutory Stock Option Plan -- The Company's 1995 Non-Statutory Stock Option Plan (the 1995 Plan), provides for the grant of non-qualified stock options to key employees (other than executive officers, who are not eligible to participate) and consultants of the Company for the purchase of up to an aggregate of 3,750,000 shares of common stock. The exercise price of the options may be at any price established by the Board of Directors which administers the 1995 Plan. The term of each option may not exceed ten years. Options are exercisable over periods determined at the discretion of the Board of Directors and are generally subject to vesting on a monthly basis over four to five years. As of December 31, 1997, there were 2,575,769 options available for grant under the 1995 Plan.

     The following is a summary of activity for all of the Company's option plans:

                                                                             WEIGHTED AVERAGE
                                                                              EXERCISE PRICE
                                                                 SHARES         PER SHARE
                                                                ---------    ----------------
         Outstanding at January 1, 1995.......................  1,408,260         $10.82
           Granted............................................    903,881           8.99
           Exercised..........................................   (157,095)          3.94
           Canceled...........................................   (270,664)         14.59
                                                                ---------         ------
         Outstanding at December 31, 1995.....................  1,884,382           9.61
           Granted............................................  1,484,317           8.33
           Exercised..........................................   (118,983)          4.49
           Canceled...........................................   (775,359)         12.04
                                                                ---------         ------
         Outstanding at December 31, 1996.....................  2,474,357           8.14
           Granted............................................    950,950           6.77
           Exercised..........................................   (143,971)          6.30
           Canceled...........................................   (768,486)          8.50
                                                                ---------         ------
         Outstanding at December 31, 1997.....................  2,512,850         $ 7.54
                                                                =========         ======

     The following table sets forth information regarding options outstanding at December 31, 1997:

                                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE AND/OR
                              ---------------------------------------------------        SHARES TRANSFERRABLE
                               NUMBER      WEIGHTED AVERAGE                         ------------------------------
RANGE OF                         OF      REMAINING CONTRACTUAL   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES                SHARES        LIFE (YEARS)         EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------               ---------  ---------------------   ----------------   -----------   ----------------
$  .16 - $ 2.50.............     98,104           4.4                 $ 1.94           98,104          $ 1.94
  4.90 -   6.88.............    916,915           8.8                   6.41          233,563            6.33
  7.00 -   8.75.............  1,102,612           8.4                   7.66          424,383            7.71
  9.12 -  11.00.............    301,199           7.9                  10.22          124,181           10.13
 12.00 -  14.88.............     64,990           6.5                  12.60           46,109           12.65
 16.00 -  17.88.............     27,711           6.7                  16.51           21,206           16.61
 20.59 -  23.50.............      1,319           2.8                  22.86            1,053           22.98
                              ---------                                               -------
                              2,512,850           8.3                 $ 7.54          948,599          $ 7.59
                              =========                                               =======

     At December 31, 1996 and 1995, respectively, 648,702 and 1,299,200 options were exercisable or the related shares were transferable.

     As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's net income (loss) and income (loss) per share would have been $921,000 or $0.11 per share in 1997, $(9,462,000) or $(1.17) per share in 1996 and $(4,317,000) or $(0.54) per share in 1995.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 1997, 1996 and 1995: expected lives of .5 to 6 years, expected volatility of 46.9% in 1997 and 64.9% in 1996 and 1995, a dividend yield of 0% and a risk-free interest rate of 5% in 1997 and 6.10% in 1996 and 1995. The weighted average fair value of options granted and awarded in 1997, 1996 and 1995 was $3.41, $5.33 and $6.09, respectively.

     The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

     During 1996, a total of 80,000 options were granted to certain officers of the Company at exercise prices which were an aggregate of $140,000 lower than the market value at the date of grant. This amount was recorded as unearned compensation and is being amortized to expense over the five year vesting period of the options. Related compensation expense was approximately $28,000 and $26,000 in 1997 and 1996, respectively. The weighted average exercise price of the options involved is $6.38 per share.

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

     On January 31, 1998, an additional 25,000 options were granted under the Directors Plan at an exercise price of $7.00.

     Employee Stock Purchase Plan -- The Company's Employee Stock Purchase Plan (the Purchase Plan) provides for the purchase of Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first day or the last day of each six-month period. The Company issued 72,460, 157,590 and 58,580 shares in 1997, 1996 and 1995, respectively, under the Purchase Plan. At December 31, 1997, 134,633 shares were reserved for future issuance's under the Purchase Plan. The pro forma disclosures presented above include compensation expense related to the Purchase Plan of $74,000, $446,000 and $168,000 in 1997, 1996 and 1995, respectively. On September 30, 1997 the Board of Directors adopted and on February 10, 1998 the shareholders approved an increase of 200,000 to shares issuable under the Purchase Plan.

5. INCOME TAXES

     The components of income (loss) before income taxes and extraordinary item was comprised of the following (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                  1997      1996       1995
                                                                 ------    -------    -------
         Domestic..............................................  $3,940    $  (611)   $(3,783)
         Foreign...............................................   1,244     (1,470)    (1,240)
                                                                 ------    -------    -------
                                                                 $5,184    $(2,081)   $(5,023)
                                                                 ======    =======    =======

     The components of the provision (benefit) for income taxes consists of the following (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                   1997      1996      1995
                                                                  ------    ------    -------
         Current:
           Federal..............................................  $  107    $ (295)   $    --
           State................................................      70       (55)        --
           Foreign..............................................     (94)     (259)       361
                                                                  ------    ------    -------
             Total..............................................      83      (609)       361
                                                                  ------    ------    -------
         Deferred:
           Federal..............................................   1,159       824       (770)
           State................................................     176       154        (88)
           Foreign..............................................     382       191       (636)
                                                                  ------    ------    -------
             Total..............................................   1,717     1,169     (1,494)
                                                                  ------    ------    -------
                 Total..........................................  $1,800       560    $(1,133)
                                                                  ======    ======    =======

     Significant components of the Company's deferred income tax assets and liabilities were as follows at December 31 (in thousands):

                                                                        1997       1996
                                                                       -------    -------
         Current assets:
           Accounts receivable.......................................  $   394    $   404
           Accrued expenses and other................................       83        916
                                                                       -------    -------
             Total current assets....................................  $   477    $ 1,320
                                                                       =======    =======
         Long-term assets and liabilities:
           Property and equipment....................................     (159)   $    80
           Intangible assets.........................................      498        385
           Capitalized software costs................................     (511)        --
           Net operating loss carryforwards - U.S....................    5,460      5,725
           Net operating loss carryforwards - foreign................    1,720      2,071
           Tax credit carryforwards - U.S............................      967        967
           Other - foreign...........................................       99        (67)
           Valuation allowance.......................................   (5,247)    (5,444)
                                                                       -------    -------
             Total net long-term assets..............................  $ 2,827    $ 3,717
                                                                       =======    =======

     The valuation allowance for deferred tax assets as of December 31, 1996, was $5,444,000. The net change in the total valuation allowance for the year ended December 31, 1997, was a decrease of $197,000 principally due to the realization in 1997 of previously reserved tax benefits of foreign loss carryforwards. A valuation allowance of $5,247,000 remains at December 31, 1997, and is primarily attributable to loss and credit carryforwards.

     At December 31, 1997, the Company has federal net operating loss carryforwards of approximately $15,000,000, and federal tax credit carryforwards of approximately $967,000, that all expire through 2010. Due to the "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset future federal taxable income is subject to cumulative annual limitations. Restrictions on net operating loss carryforwards expire at a rate of approximately $1,800,000 per year. As of December 31, 1997, $4,900,000 of limited net operating loss carryforwards were not subject to restrictions of future usage. Foreign tax loss carryforwards of $4,600,000 are available for use in reducing future taxable income in certain foreign jurisdictions.

     The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate of 35% to income (loss) before provision (benefit) for income taxes is explained below:

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                       --------------------
                                                                       1997    1996    1995
                                                                       ----    ----    ----
         Statutory tax rate..........................................   35%    (35)%   (35)%
         State taxes, net of federal benefit.........................    3      (4)     (4)
         Surtax exemption............................................   (1)      1       1
         Nondeductible charges and other.............................    1      35      12
         Foreign income taxes........................................    1       4       3
         Change in valuation allowance...............................   (4)     --      --
         Foreign net operating losses for which no benefit is
           recognized................................................   --      26      --
                                                                       ---     ---     ---
         Effective tax rate..........................................   35%     27%    (23)%
                                                                       ===     ===     ===

6. SEGMENT INFORMATION

     The Company operates in one industry segment consisting of the development, marketing and support of software for the development and execution of commercial applications for industry standard operating systems. Geographic segment information was as follows (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                        1997       1996       1995
                                                                       -------    -------    -------
         Revenue:
           United States (including export sales)....................  $35,942    $41,651    $48,780
           Other North America.......................................    1,029      1,444        578
           United Kingdom............................................    5,937      5,517      6,602
           France....................................................    7,310      6,257         --
           Germany...................................................       28      7,198      5,814
           Asia Pacific, primarily Australia.........................    5,851      5,939      5,147
           South Africa..............................................    1,457      1,260      1,365
           Other.....................................................       --         --         78
                                                                       -------    -------    -------
             Total revenue...........................................  $57,554    $69,266    $68,364
                                                                       =======    =======    =======
         Merger integration, exit and restructuring costs:
           United States.............................................  $    --    $ 3,471    $ 5,561
           Other North America.......................................       --         --         --
           United Kingdom............................................       --          9        998
           France....................................................       --        268         --
           Germany...................................................       --         --        323
           Asia Pacific, primarily Australia.........................       --        574         --
           South Africa..............................................       --         --         --
           Other.....................................................       --         --         --
                                                                       -------    -------    -------
             Total merger integration, exit and restructuring
               costs.................................................  $    --    $ 4,322    $ 6,882
                                                                       =======    =======    =======
         Operating income (loss):
           United States.............................................  $ 4,354    $   138    $(3,483)
           Other North America.......................................      155       (183)       256
           United Kingdom............................................        2       (459)    (1,998)
           France....................................................      362       (321)        --
           Germany...................................................       28        107         43
           Asia Pacific, primarily Australia.........................      215       (719)       287
           South Africa..............................................      171          5        207
           Other.....................................................       (8)       (76)        (9)
                                                                       -------    -------    -------
             Total operating income (loss)...........................  $ 5,279    $(1,508)   $(4,697)
                                                                       =======    =======    =======
         Identifiable assets:
           United States.............................................  $54,562    $48,216    $58,050
           Other North America.......................................      369        763        611
           United Kingdom............................................    3,940      4,435      2,545
           France....................................................    3,488      4,249         --
           Germany...................................................       19      2,563         12
           Asia Pacific, primarily Australia.........................    2,815      2,564        945
           South Africa..............................................    1,008      1,316        588
           Other.....................................................        4          5         --
           Eliminations..............................................   (8,559)    (4,134)       602
                                                                       -------    -------    -------
             Total identifiable assets...............................  $57,646    $59,977    $63,353
                                                                       =======    =======    =======

     Export sales from the United States did not exceed ten percent of revenue for any year presented.

7. LITIGATION

     The Company is a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court for the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has denied the allegations in its answer to the Complaint. The discovery stage of the proceeding is now substantially complete and the Company has filed a motion for summary judgement which is expected to be heard within the next several months. Based upon its review to date, management of the Company believes that the actions are without merit and plans to oppose them vigorously.

     During 1995, the Company recorded approximately $499,000 in settlement costs. Approximately $300,000 in costs were recorded relating to the settlement and payout of two potential lawsuits involving Easel at the time of merger with the Company. Approximately $199,000 was recorded due to the additional settlement costs incurred in 1995 based on a court rendered decision in a 1994 suit settlement.

8. RETIREMENT PLANS

     The Company provides certain supplemental requirement benefits to its executive officers, which it has funded through life insurance policies in a "split dollar" arrangement. The executive officers are allowed to borrow against the excess cash surrender value in the policy over and above the Company's cumulative paid in premiums. Upon termination of a policy or the death of the insured executive, the Company will receive proceeds equal to the amount of the cumulative premium paid by the Company. The Company may borrow against its share of the accumulated cash surrender value in the respective policies at any time. The Company accounts for these policies as a defined contribution plan and expenses premiums on the policies as incurred, which represents the compensation element of the plan. In addition, since the Company controls its share of the cash surrender value of the policies at all times, it accounts for any changes in cash surrender value in accordance with the guidance provided in Financial Accounting Standards Board Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance." Accordingly, increases or decreases in cash surrender value are recognized each period and the asset recorded on the Company's books represents the lesser of the Company's share of cash surrender value or the cumulative premiums paid on the policies. This amount is included in other long-term assets and was $2,016,000 and $1,356,000 at December 31, 1997 and 1996, respectively. Total premiums in 1997, 1996, and 1995 were approximately $659,000, $466,000, and $420,000, respectively.

     The Company has a 401(k) retirement and savings plan (the Plan) covering substantially all domestic employees. The Plan allows each participant to contribute up to 15% of his or her base wage up to an amount not to exceed an annual statutory maximum. Through December 31, 1995, the Company matched contributions in an amount equal to 25% of the contributions of each participant in excess of 2% of such participant's annual compensation up to 4% of such participant's annual compensation. Effective January 1, 1996, the Company increased its matching contribution to 50% of the contributions of each participant in excess of 2% of such participant's annual compensation, up to 4% of such participant's annual compensation. The Company made matching contributions to the Plan of approximately $253,000, $315,000, and $125,000 in 1997, 1996, and 1995, respectively.

9. RESTRUCTURING COSTS

     The 1996 results include a $2,125,000 restructuring charge associated with the downsizing of Object Studio-related activities. The charge was recorded pursuant to a formal plan adopted and announced in May 1996. The charge included approximately $1,900,000 in employee severance and benefits, $153,000 for the write off of capitalized software and $72,000 related to abandonment of facilities. Fifty employees were terminated in this restructuring. As of December 31, 1997, approximately $98,000 in employee severance and benefits were unpaid.

     The 1996 results also include a $2,197,000 charge associated with a restructuring and reduction in staff from all areas of the Company. Management approved the restructuring plan late in fiscal year 1996 with the intent to bring costs in line with revenues. The charge included $1,591,000 in employee severance and benefits and $606,000 for the write-off of intangible assets. This intangible asset write-off related to the impairment of the remaining net book value of technology purchased in 1992, the development of which ceased with the release of UniVerse 9.0. Thirty-four employees were terminated in this restructuring. As of December 31, 1997, approximately $9,000 in employee severance and benefits were unpaid.

10. EXTRAORDINARY ITEM

     In December 1996, as part of the Company's ongoing efforts to direct the business towards growth areas, management, at the direction of the Board of Directors, undertook a review of all existing businesses, including those acquired through the merger with Easel discussed in Note 2. Following this review, in December 1996, management recommended and the Board of Directors approved a comprehensive plan to exit certain businesses. In general, these businesses represented portions of the business with minimal profitability and lower future growth prospects. For discussion of certain abandoned businesses and asset write-offs, see Note 9.

     Among the product lines and businesses to be discontinued or abandoned were certain products or lines of business present at the date of the merger with Easel. Because these dispositions were not contemplated at the date of the merger and are therefore outside of the normal course of business, they have been presented as an extraordinary item.

     The components of the extraordinary item recorded in 1996 consist of the following (in thousands):

         Net loss on disposition of ASG..............................  $   537
         Object Studio:
           Asset writedown...........................................    1,845
           Facilities closure........................................    1,419
           Severance related costs...................................      417
           Expected costs and funding for joint venture..............    1,700
                                                                       -------
         Pre-tax extraordinary item..................................    5,918
         Tax benefit.................................................   (1,184)
                                                                       -------
         Extraordinary loss..........................................  $ 4,734
                                                                       =======

     The Company's US education business, ASG, was sold to a third party for $420,000. The net loss reflected above represents the writedown of the assets of ASG to net realizable value. The amount received for ASG is included in assets held for sale on the consolidated balance sheet as of December 31, 1996.

     In October, 1996, the Company entered into a joint venture with one of its resellers (the "Other Party") to develop and support the ObjectStudio product suite. This joint venture was formed to allow the Company to reduce its ongoing cash cost of continued development of ObjectStudio. The Company's investment consisted of certain product rights. The Company's share of the venture's loss for the quarter ended December 31, 1996 is included as a component of other income and expense.

     Despite the formation of the joint venture, profitability related to the ObjectStudio product line continued to be below expectation. In addition, certain actions by competitors in the ObjectStudio marketplace led the Company to conclude that it was not in the best interest of the Company to continue to support this product line and that the Company would be best served by focusing its resources on product lines with more favorable prospects. Accordingly, the Company decided to exit the ObjectStudio product line.

     To facilitate exit from the ObjectStudio product line, in December 1996 the Company entered into certain agreements which effectively transferred all of the Company's rights to the product to the Other Party. The Other Party also agreed to take over the operations of the Company's German subsidiary (devoted to ObjectStudio) and to assume all of the Company's obligations related to ObjectStudio in exchange for a one time payment of $300,000. In addition, the Company agreed to maintain its funding commitment to the joint venture for 1997, aggregating $1,400,000, and accepted a significant reduction in its rights in the venture. Because the Company had committed to pay the one time payment and 1997 funding, such costs were considered to be exit costs and were accrued at December 31, 1996.

     As a result of the plan to exit the ObjectStudio business, forty employees were terminated and such costs were accrued at December 31, 1996. The Company also incurred costs for facility abandonment related to the German subsidiary which was also charged to the extraordinary item.

     In 1997, the Company recorded no revenue or expenses associated with ObjectStudio activity or the joint venture. In addition, the Company has paid substantially all amounts described above and the dissolution of the joint venture commenced in 1997, in line with the Company's expectations in 1996. At December 31, 1997, approximately $961,000 in facilities costs remain unpaid.

11. EVENTS SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITOR'S REPORT
(UNAUDITED)

     Merger with Unidata, Inc. -- On February 10, 1998, following approval by the Company's stockholders, the Company consummated a merger with Unidata, Inc. ("Unidata"), a relational database, object database and software tools developer and marketer. Such merger is expected to be accounted for as a pooling of interests, and accordingly, once financial statements for periods including the date of consummation are prepared, the results of operations of the Company and Unidata, Inc. will be retroactively combined for all periods presented.

     In connection with the merger, the Company issued approximately 5,750,000 shares of common stock for all outstanding common stock of Unidata. In addition, options outstanding under Unidata's stock option plans were converted into options to acquire the Company's common stock at prices adjusted to reflect the conversion rate between the two stocks.

     Following the merger, the Company changed its name to Ardent Software, Inc.

     Summarized pro forma statement of operations data for the Company combined with Unidata for the fiscal years ended 1997, 1996, and 1995 are as follows (in thousands):

                                                                     FISCAL YEAR ENDED
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
         Revenue............................................  $106,666    $110,499    $92,721
         Income (loss) from operations......................     6,668      (4,079)    (3,019)
         Net income (loss)..................................     2,825      (9,993)    (2,626)
         Net income (loss) per share:
           Basic............................................  $   0.20    $  (0.75)   $ (0.20)
           Diluted..........................................  $   0.20    $  (0.75)   $ (0.20)
         Basic weighted average shares outstanding..........    13,856      13,243     13,063
         Diluted weighted average shares outstanding........    14,188      13,243     13,063

     Unidata is a defendant in two actions filed, one in May, 1996 in the U.S. District Court for the Western District of Washington and one filed in September, 1996, in the U.S. District Court for the District of Colorado. The plaintiffs allege in both suits that Unidata authorized usage of certain Unidata products for

11. EVENTS SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITOR'S REPORT (UNAUDITED) -- (CONTINUED)
distribution and assert claims for fraud, breach of contract, unfair competition, RICO violations, and trademark and copyright infringement. Unidata has denied the allegations in its answers to the complaint and the proceedings for each case are currently in the arbitration stage. Based upon reviews to date, management of Unidata believes that the actions are without merit and intends to oppose them vigorously.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED -- IN THOUSANDS)

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
          1997
          Revenue...................................  $13,721    $15,040    $13,770    $15,023
          Income from operations....................      593      1,110      1,379      2,197
          Net income................................      305        651        864      1,564
          Basic net income per common share.........      .04        .08        .11        .19
          Diluted net income per common share.......      .04        .08        .10        .18
          1996
          Revenue...................................  $17,736    $17,958    $16,688    $16,884
          Income (loss) from operations.............      970       (531)       316     (2,263)
          Net income (loss).........................      559       (725)       131     (7,340)
          Basic net income (loss) per common
            share...................................      .07       (.09)       .02       (.91)
          Diluted net income (loss) per common
            share...................................      .07       (.09)       .02       (.91)

     Income (loss) per share has been restated in accordance with SFAS 128. See
Note 1 -- Income (Loss) Per Common Share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Executive Officer Compensation" and "Director Compensation" appearing in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" appearing in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(1) Financial Statements

     The following financial statements are filed as part of this Annual Report:
     Independent Auditors Report.
     Consolidated Balance Sheets as of December 31, 1997 and 1996.
     Consolidated Statements of Operations for the years ended December 31,
      1997, 1996 and 1995.
     Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1997, 1996 and 1995.
     Consolidated Statements of Cash Flows for the years ended December 31,
      1997, 1996 and 1995.
     Notes to Consolidated Financial Statements.

     Supplemental Financial Data not covered by the Independent Auditors Report:
     Selected Quarterly Financial Data

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

           2.1 Agreement and Plan of Merger and Reorganization dated as of October 7, 1997 between VMARK and Unidata.(9)

           2.2 Amendment to Agreement and Plan of Merger and Reorganization dated as of November 7, 1997 between VMARK and Unidata.(9)

           2.3 Certificate of Merger dated February 10, 1998 between VMARK and Unidata.

           3.2     Second Restated Certificate of Incorporation of the
                   Company.(1)

           3.3 By-laws of the Company, as amended and restated effective as of March 17, 1992.(1)

           3.3a    Amendment to By-laws effective February 10, 1994.(3)

           3.3b    Amendment to By-laws effective February 10, 1998.

           3.4 Certificate of Designations, Rights, Preferences and Privileges of Series A Junior Preferred Stock.(7)

           4.1 Rights Agreement dated as of June 12, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent.(7)

           4.2 First Amendment to Rights Agreement dated as of September 30, 1997 between the Company, as Rights Agent.(9)

          10.1a    1986 Stock Option Plan, as amended and restated.(2)

          10.1d Amendment to 1986 Stock Option Plan effective January 28, 1997.(10)

          10.2     1991 Director Stock Option Plan, as amended and restated.(2)

          10.2b Amendment to 1991 Director Stock Option Plan effective January 31, 1995. (10)

          10.2c Amendment to 1991 Director Stock Option Plan effective July 29, 1996.(10)

          10.6 Restated Registration Rights Agreement dated as of April 10, 1992 between the Company and certain of its stockholders.(1)

          10.11a Lease dated as of May 5, 1994 between the Company and 50 Washington Street Associated Limited Partnership(4)

          10.18a   Employee Stock Purchase Plan, as amended and restated.(2)

          10.23 Split Dollar Life Insurance Agreement between the Company and James K. Walsh dated as of October 12, 1993.(3)

          10.27 Split Dollar Life Insurance Agreement between the Company and Jason E. Silvia dated as of April 27, 1994.(6)

    10.28  Asset Purchase Agreement between the Company and Constellation Software, Inc. dated
           February 15, 1994.(5)
    10.31  1995 Non-Statutory Stock Option Plan, as amended and effected January 1, 1996.(10)
    10.32  Split Dollar Life Insurance Agreement between the Company and Charles F. Kane dated as of
           December 15, 1995.(10)
    10.33  Split Dollar Life Insurance Agreement between the Company and Peter L. Fiore dated as of
           September 15, 1996.(10)
    10.34  Split Dollar Life Insurance Agreement between the Company and Peter Gyenes dated as of
           June 15, 1996.(10)
    10.35  Loan and Security Agreement dated as of May 3, 1996 by and between Silicon Valley Bank and Company.(10)
    10.36  Amended and Restated Promissory Note -- Revolving Line of Credit loans by the Company to
           Silicon Valley Bank, dated May 3, 1996.(10)
    10.38  Second Loan Modification Agreement to the Loan and Security Agreement (dated May 3, 1996)
           and the First Amendment to the Amended and Restated Promissory Note (dated May 3, 1996)
           dated September 9, 1997 by and between Silicon Valley Bank and the Company.(9)
    10.39  Split Dollar Life Insurance Agreement between the Company and James D. Foy dated as of
           April 15, 1997.(9)
    10.40  Registration Rights Agreement dated February 10, 1998 between the Company and James T.
           Dresher.(11)
    10.41  Registration Rights Agreement dated December 1, 1995 between Massachusetts Mutual Life
           Insurance Company and certain affiliates and the Company.
    10.42  Distribution Agreement dated November, 1995 among System Builder Software Ltd., SB Tech
           Pty. Ltd., Desmond Miller and the Company.
    10.43  Shareholder Agreement dated November 14, 1995 among certain Shareholders of the Company and the Company.
    21.1   Subsidiaries of Ardent.
    23     Independent Auditors' Consent.
    27.1   Financial Data Schedule.

---------------
 (1) Incorporated by reference to the respective exhibit filed with the Company's Registration Statement on Form S- 1, File No. 33-46533, initially filed on March 19, 1992.

 (2) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-8, File No. 333-00218, filed on January 5, 1996.

 (3) Incorporated by reference to the exhibit filed with the Company's Form 10-K dated March 28, 1994.

 (4) Incorporated by reference to the exhibit filed with the Company's Form 8-K dated May 19, 1994.

 (5) Incorporated by reference to the exhibit filed with the Company's Form 8-K dated March 1, 1994.

 (6) Incorporated by reference to the exhibit with the Company's Form 8-K dated March 29, 1996.

 (7) Incorporated by reference to the respective exhibit of the Company's Registration Statement on Form 8-A dated July 17, 1996, File No. 000-20059, filed on July 29, 1996.

 (8) Incorporated by reference to the exhibit filed with the Company's Form 10-K dated March 28, 1996.

 (9) Incorporated by reference to the exhibit filed with the Company's Form 10-Q dated November 12, 1997.

(10) Incorporated by reference to the exhibit filed with the Company's Form 10-K dated March 31, 1997.

(11) Incorporated by reference to the exhibit filed with the Company's Form 10-Q dated February 12, 1998.

(4) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1998.
                                          ARDENT SOFTWARE, INC.

                                          By: /s/ PETER GYENES
                                              ---------------------------------
                                          Peter Gyenes
                                          Chairman of the Board and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                              DATE
        -------------------------------    -----------------------------------------------    --------------

        /s/ PETER GYENES                   Chairman of the Board and Chief Executive
        ------------------------------     Officer (Principal Executive Officer)
        Peter Gyenes

        /s/ CHARLES F. KANE                Vice President, Finance, and Chief Financial
        ------------------------------     Officer (Principal Finance and Accounting
        Charles F. Kane                    Officer)

        /s/ MARTIN HART                    Director
        ------------------------------
        Martin Hart

        /s/ ROBERT G. CLAUSSEN             Director
        ------------------------------
        Robert G. Claussen

        /s/ ROBERT MORRILL                 Director
        ------------------------------
        Robert Morrill

        /s/ JAMES DRESHER                  Director
        ------------------------------
        James Dresher

        /s/ DAVID BRUNEL                   President, Director and Chief Operating Officer
        ------------------------------
        David Brunel

                                  SCHEDULE 11

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT     CHARGED TO                    BALANCE
                                               BEGINNING OF    COSTS AND                    AT END OF
                                                   YEAR         EXPENSES     DEDUCTIONS        YEAR
                                               ------------    ----------    -----------    ----------
Allowance for doubtful accounts receivable:
  For the Year Ended December 31, 1997.......   $1,864,000     $ 238,000     $  (572,000)   $1,530,000
                                                ==========     ==========    ===========    ==========
  For the Year Ended December 31, 1996.......   $1,891,000     $1,286,000    $(1,313,000)   $1,864,000
                                                ==========     ==========    ===========    ==========
  For the Year Ended December 31, 1995.......   $  828,000     $1,849,000        786,000)   $1,891,000
                                                ==========     ==========    ===========    ==========