Form 10-Q
period 1998-03-31
ARDENT SOFTWARE INC
filed 1998-05-14
CIK 885474

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR
     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     YES  X              NO
         ---                ---

     The number of shares outstanding of each of the registrant's classes of common stock as of:

     DATE                          CLASS                      OUTSTANDING SHARES
March 31, 1998           Common stock, $.01 par value             14,494,478

The index to the Exhibits appears on page 15


--------------------------------------------------------------------------------

                              ARDENT SOFTWARE, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


                                TABLE OF CONTENTS


                                                             PAGE NUMBERING IN
                                                         SEQUENTIAL NUMBERING SYSTEM


PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1998 and December 31, 1997                        3

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 1998
         and March 30, 1997                                          4

         Condensed Consolidated Statement of Comprehensive Loss
         for the three months ended March 31, 1998 and
         March 30, 1997                                              5

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1998 and March 30, 1997        6

         Notes to Condensed Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of Financial           10
         Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                           15

Item 6.  Exhibits and Reports on Form 8-K                            15

         Signatures                                                  17

PART I               FINANCIAL INFORMATION

ITEM 1.              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ARDENT SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     March 31, 1998   Dec. 31, 1997
                                                                     --------------   -------------
ASSETS
Current assets:
   Cash and equivalents                                                  $ 15,526       $ 24,155
   Accounts receivable - net                                               20,711         21,161
   Income tax receivable                                                      376            322
   Prepaid expenses, deferred income taxes and other current assets
                                                                            8,224          7,224
                                                                         --------       --------
      Total current assets                                                 44,837         52,862
                                                                         --------       --------

Property and equipment - net                                                6,408         15,916
                                                                         --------       --------

Long-term assets:
   Intangible assets - net                                                  9,798         10,616
   Deferred income taxes and other long-term assets                        10,125          8,020
                                                                         --------       --------
      Total long-term assets                                               19,923         18,636
                                                                         --------       --------

Total assets                                                             $ 71,168       $ 87,414
                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Line of credit                                                        $     --       $  7,357
   Accounts payable, accrued expenses and other current
    liabilities                                                            20,407         19,098
   Accrued merger and restructuring costs                                   6,142          1,068
   Deferred revenue                                                        16,246         13,248
                                                                         --------       --------
      Total current liabilities                                            42,795         40,771
                                                                         --------       --------

Long-term liabilities:
   Non-current debt and other long-term liabilities                         9,720         21,190
                                                                         --------       --------

Stockholders' equity                                                       21,609         28,409
Cost of treasury stock                                                     (2,956)        (2,956)
                                                                         --------       --------
      Total stockholders' equity                                           18,653         25,453
                                                                         --------       --------

Total liabilities and stockholders' equity                               $ 71,168       $ 87,414
                                                                         ========       ========

                             ARDENT SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended
                                               ------------------------------
                                               March 31, 1998  March 30, 1997
                                               --------------  --------------

Revenue:
   Software                                        $ 14,792       $13,301
   Services and other                                10,918        10,493
                                                   --------       -------

      Total revenue                                  25,710        23,794
                                                   --------       -------

Costs and expenses:
   Cost of software                                   1,671         2,072
   Cost of services and other                         5,355         5,947
   Selling and marketing                              9,289         9,238
   Product development                                4,240         3,675
   General and administrative                         2,628         2,941
   Merger costs                                      14,895            --
                                                   --------       -------
      Total costs and expenses                       38,078        23,873
                                                   --------       -------

Loss from operations                                (12,368)
                                                                      (79)

Other income (expense)-net                              154          (517)
                                                   --------       -------

Loss before income tax benefit                      (12,214)         (596)

Income tax benefit                                   (2,857)          (61)
                                                   --------       -------

Net loss                                           $ (9,357)      $  (535)
                                                   ========       =======

Basic and diluted loss per common share            $   (.66)      $  (.04)
                                                   ========       =======

Basic and diluted shares used for computation        14,206        13,529
                                                   ========       =======

                              ARDENT SOFTWARE, INC.
             CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)





                                     Three months ended   Three months ended
                                       March 31, 1998       March 30, 1997


Net loss                                   $(9,357)             $(535)
Change in translation adjustment               (91)               (48)
                                           -------              -----
  Comprehensive net loss                   $(9,448)             $(583)
                                           =======              =====


                              ARDENT SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         Three Months Ended
                                                                   -------------------------------
                                                                   March 31, 1998   March 30, 1997
                                                                   --------------   --------------
Cash flows from operating activities:
Net income                                                            $ (9,357)        $  (535)
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation and amortization                                           1,733           2,381
 Stock compensation                                                          7               7
 Loss on disposal of assets                                                889              88
 Change in deferred income taxes                                        (3,961)           (238)
 Increase (decrease) in cash from:
    Current assets                                                       2,334           4,440
    Current liabilities                                                  9,877          (3,497)
                                                                      --------         -------
     Cash provided by operations                                         1,522           2,646
                                                                      --------         -------

Cash flows from investing activities:
 Expenditures for property and equipment                                  (345)           (723)
 Expenditures for intangible assets                                       (604)           (716)
 Decrease (increase) in cash surrender value of officers' life
   insurance and deposits and other                                       (273)           (188)
 Other assets                                                           (1,500)           (639)
                                                                      --------         -------
      Cash used in investing activities                                 (2,722)         (2,266)
                                                                      --------         -------

Cash flows from financing activities:
 Sale of common stock                                                    2,641             184
 Borrowings under line of credit                                         7,330               -
 Repayments of line of credit                                           (7,357)           (371)
 Repayments under long-term debt                                       (10,000)           (130)
                                                                      --------         -------
     Cash provided by (used in) financing activities                    (7,386)             62
                                                                      --------         -------

Effect of exchange rate changes on cash                                    (43)           (111)
                                                                      --------         -------

Decrease in cash and equivalents                                        (8,629)            (48)

Cash and equivalents, beginning of period                               24,155          15,545
                                                                      --------         -------
Cash and equivalents, end of period                                   $ 15,526         $15,497
                                                                      ========         =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report to Stockholders for the year ended December 31, 1997 and the Company's Registration Statement on Form S-4, filed on December 31, 1997, related to the merger with Unidata, Inc. ("Unidata").

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results which could be expected for the full year.

     On February 10, 1998 the Company merged with Unidata. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been restated to include the accounts of Unidata for all fiscal periods presented.

2.   Income (Loss) Per Common Share

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such items would be anti-dilutive.

3.   Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year, adjusted for significant non-deductible costs. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.


4.   Litigation

     The Company is a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court in the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has denied the allegations in its answer to the Complaint. The discovery stage of the proceeding is now substantially complete. Although the Company's motion for summary judgement has been denied, management of the Company believes that the actions are without merit and plans to continue to oppose them vigorously.

     The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both suits that Unidata improperly authorized distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, RICO violations, and trademark and copyright infringement, among other relief. Unidata denied the allegations in its answers to the complaints and the proceedings are currently in their early stages. Management of the Company believes that the actions are without merit and plans to continue to oppose them vigorously.

5.    Acquisition Costs

      In connection with the merger with Unidata, the Company recorded a one-time charge for merger costs of $14,895,000. Included in these costs were $3,910,000 for financial advisor, legal, and accounting fees related to the merger and $10,985,000 for costs associated with the combining operations of the two companies including expenditures of $6,209,000 for severance, benefits and other, $2,170,000 for closure of facilities and $2,606,000 for the write-off of redundant assets. As of March 31, 1998, $5,225,000 remains unpaid, comprised principally of severance and facility costs.

6.    Line of Credit

      In March, 1998, the Company entered into a working capital line of credit with a bank under which the Company may borrow up to the lesser of $12,500,000 or 80% of eligible domestic accounts receivable and 70-80% of eligible foreign accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends. At March 31, 1998, there was $7,330,000 outstanding under the Company's line of credit which has been classified under long-term liabilities as the line of credit expires in March 2000. No additional amounts were available for borrowing.

7.    Commitments

      In March, 1998, the Company renegotiated the lease of its principal operating facility. This lease had been classified as a capital lease. As a result of this renegotiation, the term of the lease was modified and reduced from 20 years to 13 years. As a result of this modification, the lease no longer qualifies as a capital lease and has been reclassified as operating. In connection with this reclassification, the Company removed the asset and liability from the balance sheet and recorded a net gain of approximately $600,000 in the quarter ended March 31, 1998.

8.    Comprehensive Loss

      Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the presentation of an additional primary financial statement providing a prominent display of the components of items of other comprehensive loss. The only item that the Company currently records as other comprehensive loss is the change in cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. As of March 31, 1998 and December 31, 1997, the cumulative translation adjustment was ($246,000) and ($155,000), respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              VMARK SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
INTRODUCTION

On February 10, 1998, the Company completed the merger with Unidata, Inc. The merger was accounted for as a pooling-of-interests, and the accompanying financial statements have been restated to include the accounts of Unidata, Inc. with those of the Company for all fiscal periods presented.

The discussion which follows analyzes the combined results of operations for the three months ended March 31, 1998 and the comparable fiscal period in 1997.

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three months ended March 31, 1998 and March 30, 1997.

                                      Three Months Ended
                                  -------------------------
                                  March 31,       March 30,
                                     1998          1997
                                  ---------       -------

Revenue:
  Software                           57.5%          55.9%
  Services and other                 42.5           44.1
                                    -----          -----
    Total revenue                   100.0          100.0
                                    -----          -----

Costs and expenses:
  Cost of software                    6.5            8.7
  Cost of services and other         20.8           25.0
  Selling and marketing              36.1           38.8
  Product development                16.5           15.4
  General and administrative         10.2           12.4
   Merger costs                      57.9             --
                                    -----          -----
    Total costs and expenses        148.1          100.3
                                    -----          -----

Income from operations              (48.1)%          (--)%
                                    =====          =====


REVENUE

The Company's total revenue increased 8% to $25,710,000 in the first quarter of 1998 from $23,794,000 in the first quarter of 1997. The increase in the first quarter revenue was due primarily to the increase in sales of the data warehouse and object database product lines.

Software license revenue for the first quarter of 1998 increased 11% from the first quarter of 1997. This increase is due principally to the increase in DataStage revenue which represented approximately 14% of license revenue in the quarter ended March 31, 1998 compared to 4% of license revenue in the same period of the prior year. The DataStage product was introduced in first quarter of 1997. In addition, license revenue increased due to revenue associated with the object database product, O2 System, acquired through the acquisition of O2 Technology in December 1997. Software license revenue increased to 58% of total revenue from 56% in the quarter ended March 30, 1997.

Services and other revenue, consisting of consulting, training, and software maintenance, increased 4% to $10,918,000 in the first quarter of 1998 from $10,493,000 in the first quarter of 1997. This increase is due primarily to the increase in service revenue associated with DataStage which represented 3% of services and other revenue compared to less than 1% in the prior year comparable quarter. In addition, the increase is also due to an increase in revenue associated with other maintenance support contracts which increased 10% over the prior year comparable quarter. Services and other revenue decreased to 42% of total revenue from 44% in the first quarter of 1997.

COST OF SOFTWARE

Cost of software, which consists of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased 19% to $1,671,000 for the first quarter of 1998 from $2,072,000 for the same period of the prior year. This decrease in cost of software is due to a reduction in amortization costs related to software and other capitalized costs, as well as the maturation of certain royalty agreements late in 1997. Cost of software decreased to 11% of license revenue from 16% in the first quarter of 1997.

COST OF SERVICES AND OTHER

Cost of services and other, which consist of consulting, training, and other customer support service costs decreased 10% to $5,355,000 for the first quarter of 1998 as compared to $5,947,000 in the same period of the prior year. This decrease in costs is a result of the Company utilizing less sub-contracted resources on consulting engagements. As a result, the profit margin associated with services and other revenue has increased when compared to the first quarter of 1997 to 51% from 43%. This increase in margins is also attributable to a higher percentage of services and other revenue in 1998 being comprised of customer maintenance support revenue which typically has a higher profit margin than revenue derived from training and consulting services.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, represented 36% of total revenue or $9,289,000 in the first quarter of 1998 compared to 39% of total revenue or $9,238,000 in the same period of the prior year. The relative flat levels of spending is partially due to cost savings associated with the decrease in spending on promotions of the relational database technology and tools products due to efficiencies gained from the merger. This spending represented 55% of the spending in 1998 as compared to 97% in 1997. These savings were offset by the additional investment in the DataStage and O2 System products selling and marketing programs, which represented 45% of total selling and marketing costs in 1998 as compared to 3% in 1997.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, increased 15% to $4,240,000 in the first quarter of 1998 as compared to the same period of the prior year. This increase in spending is due primarily to development efforts dedicated to the DataStage and O2 System products. Product development expenses as a percentage of revenue increased to 17% for the first quarter as compared to 15% for the comparable period of 1997. The Company is currently investing 53% of its research and development funds into these new technologies in the first quarter of 1998 compared to 4% in the same period of 1997. Relational database technology and tools development represented 47% of research and development costs in the first quarter of 1998 as compared to 97% in 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 11% to $2,628,000 for the first quarter of 1998 as compared to the same period of the prior year. The first quarter decrease was due to cost synergies realized through the elimination of duplicate positions and facilities in conjunction with the merger of the Company and Unidata.

MERGER COSTS

The Company recorded a one time charge of $14,895,000 associated with the merger with Unidata. This amount includes $3,910,000 for financial advisor, legal, and accounting fees related to the merger and $10,985,000 for costs associated with the combining operations of the two companies including expenditures of $6,209,000 for severance, benefits and other, $2,170,000 for closure of facilities and $2,606,000 for the write-off of redundant assets. As of March 31, 1998, $5,225,000 remains unpaid comprised principally of severance and facility costs.

INCOME TAXES

The Company recorded a benefit from income taxes of $2,857,000 for the first quarter of 1998 compared to a benefit of $61,000 for the first quarter of 1997. This represents an effective tax rate of 23% in 1998. This effective tax rate is substantially less than the statutory rate due to certain non-deductible merger charges incurred in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. At March 31, 1998 the Company had $15,526,000 in cash and cash equivalents and $2,042,000 in working capital ($18,288,000 excluding deferred revenue, the satisfaction of which will have no cash impact). The Company has a working capital line of credit with a bank under which the Company may borrow, on an unsecured basis, up to the lesser of $12,500,000 or 80% of domestic eligible accounts receivable and 70-80% of eligible foreign accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth and liquidity. The line of credit also limits the Company's ability to pay dividends. At March 31, 1998, there was $7,330,000 outstanding under the Company's line of credit which has been classified under long-term liabilities as the line of credit expires in March 2000. No additional amounts were available for borrowing.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan, and amounts available under its credit facility will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the quarter, the company transferred its rights to certain accounts receivable to a finance company in exchange for cash payments from the finance company. Total cash received by the Company in the first quarter of 1998 under these arrangements was approximately $4,000,000.

In March, 1998, the Company renegotiated the lease of its principal operating facility. This lease had been classified as a capital lease. As a result of this renegotiation, the term of the lease was modified and reduced from 20 years to 13 years. As a result of this modification, the lease no longer qualifies as a capital lease and has been reclassified as operating. In connection with this reclassification, the Company removed the asset and liability from the balance sheet and recorded a net gain of approximately $600,000 in the quarter ended March 31, 1998

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," both of which were adopted by the Company in the first quarter of 1998. SFAS 130 requires that the Company to provide a prominent display of the components of items of other comprehensive income. SFAS No. 131 requires the Company to provide information about the segments of its business based upon discrete components of its businesses; such information will be provided in the Company's Annual Report on Form 10-K.

CAUTIONARY STATEMENT

When used anywhere in this 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements", which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Certain of such risks and uncertainties are set forth below and in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

 The Company currently derives a substantial portion of its total revenue from its core database products, UniVerse and Unidata. The Company's future results will depend, to a significant extent, on continued market acceptance of these products as well as market acceptance of new products, such as DataStage and O2 System. Any factor adversely affecting the market for these products would have a material adverse effect of the Company's business and financial results.

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

 Approximately 36% of the Company's total revenue in the quarter ending March 31, 1998 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations of foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuations on such results. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a defendant, together with certain of its officers, in two actions filed in October 1995 in the U.S. District Court for the District of Massachusetts. Those actions have been consolidated through the filing of a Consolidated Amended Complaint (the "Complaint"). The plaintiffs allege in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The plaintiffs purport to bring the actions on behalf of certain classes of stockholders and seek damages in unspecified amounts. The Company has denied the allegations in its answer to the Complaint. The discovery stage of the proceeding is now substantially complete. Although the Company's motion for summary judgement has been denied, management of the Company believes that the actions are without merit and plans to continue to oppose them vigorously.

     The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both suits that Unidata improperly authorized distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, RICO violations, and trademark and copyright infringement, among other relief. Unidata denied the allegations in its answers to the complaints and the proceedings are currently in their early stages. Management of the Company believes that the actions are without merit and plans to continue to oppose them vigorously.

ITEM 2 AND 3. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On February 10, 1998, the stockholders of the Company approved the merger of Unidata, Inc. ("Unidata") and the Company. Unidata was merged into the Company on such date on substantially the terms that were disclosed in the Company's registration statement, Form S-4 (No. 333-43533), that became effective on December 31, 1997. This information was disclosed in the Form 8-K (No. 001-13631) that was filed on February 12, 1998.

          Of the 8,291,358 shares eligible to vote, 6,410,577 were represented at this meeting. This matter received favorable votes of 6,293,788 shares and negative votes of 47,184 shares. 69,605 shares, including broker non-votes, abstained from voting.

ITEM 5.   NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

               27   Financial Data Schedule

               (b) The Company filed a report on Form 8-K on February 12, 1998, disclosing the approval of the merger between the Company and Unidata, Inc. effective February 10, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      Ardent Software, Inc.
                                      (Registrant)



Dated:  May 14, 1998                  /s/Peter Gyenes
                                      ------------------------------------------
                                      Peter Gyenes
                                      Chairman and Chief Executive Officer
                                      (principal executive officer)





Dated:  May 14, 1998                  /s/Charles F. Kane
                                      ------------------------------------------
                                      Charles F. Kane
                                      Vice President, Finance, and
                                      Chief Financial Officer
                                      (principal finance and accounting officer)