Form 10-Q
period 1998-06-30
ARDENT SOFTWARE INC
filed 1998-08-14
CIK 885474

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     COMMISSION FILE NUMBER 0-20059


                                   ----------


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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  [X]                  NO [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of:

     DATE                      CLASS                       OUTSTANDING SHARES
June 30, 1998        Common stock, $.01 par value             14,726,649

                              ARDENT SOFTWARE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998



                                TABLE OF CONTENTS

                                                          PAGE NUMBERING IN
                                                    SEQUENTIAL NUMBERING SYSTEM
                                                    ---------------------------

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of

           June 30, 1998 and December 31, 1997                               3

           Condensed Consolidated Statements of Operations
           for the   three and six months ended June 30, 1998
           and June 29, 1997                                                 4

           Condensed Consolidated Statement of Comprehensive Income
           (Loss) for the three and six months ended June 30, 1998 and
           June 29, 1997                                                     5

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1998 and June 29, 1997                  6

           Notes to Condensed Consolidated Financial Statements              7

Item 2.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations                               9

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                15

Item 4.    Submission of Matters to a Vote of Security Holders              15

Item 6.    Exhibits and Reports on Form 8-K                                 16

           Signatures                                                       17

Part I  FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              Ardent Software, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                  June 30,        Dec. 31,
ASSETS                                                             1998            1997
                                                                  -------         -------
Current assets:
   Cash and equivalents                                           $19,434         $24,155
   Accounts receivable - net                                       20,345          21,161
   Prepaid expenses, deferred income taxes
      and other current assets                                      8,575           7,546
                                                                  -------         -------
     Total current assets                                          48,354          52,862
                                                                  -------         -------

Property and equipment - net                                        6,345          15,916
                                                                  -------         -------

Long-term assets:
   Intangible assets - net                                          9,866          10,616
   Other long-term assets                                          10,166           8,020
                                                                  -------         -------
     Total long-term assets                                        20,032          18,636
                                                                  -------         -------

Total assets                                                      $74,731         $87,414
                                                                  =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                 $    --         $ 7,357
   Accounts payable                                                 5,082           4,995
   Accrued expenses and other current liabilities                  18,800          14,103
   Accrued merger and restructuring costs                           4,063           1,068
   Deferred revenue                                                16,922          13,248
                                                                  -------         -------
     Total current liabilities                                     44,867          40,771
                                                                  -------         -------

Long-term liabilities:
   Non-current debt and other long-term liabilities                 6,758          21,190
                                                                  -------         -------

Stockholders' equity                                               26,062          28,409
Cost of treasury stock                                             (2,956)         (2,956)
                                                                  -------         -------
     Total stockholders' equity                                    23,106          25,453
                                                                  -------         -------

Total liabilities and stockholders' equity                        $74,731         $87,414
                                                                  =======         =======


                     Ardent Software, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                         Three Months Ended            Six Months Ended
                                                       ---------------------         ---------------------
                                                       June 30,      June 29,        June 30,      June 29,
                                                         1998          1997           1998           1997
                                                       -------       -------         -------       -------

Revenue:
   Software                                            $17,460       $16,193         $32,252       $29,494
   Services and other                                   11,777        11,519          22,695        22,012
                                                       -------       -------         -------       -------
     Total revenue                                      29,237        27,712          54,947        51,506
                                                       -------       -------         -------       -------

Costs and expenses:
   Cost of software                                      1,884         1,881           3,555         3,953
   Cost of services and other                            5,597         6,336          10,952        12,283
   Selling and marketing                                 9,924        10,014          19,213        19,252
   Product development                                   4,543         4,214           8,783         7,889
   General and administrative                            2,578         3,297           5,206         6,238
   Merger costs                                             --            --          14,895            --
                                                       -------       -------         -------       -------
     Total costs and expenses                           24,526        25,742          62,604        49,615
                                                       -------       -------         -------       -------

Income (loss) from operations                            4,711         1,970          (7,657)        1,891

Other income (expense) - net                               (76)         (432)             78          (949)
                                                       -------       -------         -------       -------

Income (loss) before provision for income taxes          4,635         1,538          (7,579)          942

Provision for (benefit from) income taxes                1,667           595          (1,190)          534
                                                       -------       -------         -------       -------

Net income (loss)                                      $ 2,968       $   943         $(6,389)      $   408
                                                       =======       =======         =======       =======

Basic income (loss) per common share                   $  0.20       $  0.07         $ (0.44)      $  0.03
                                                       =======       =======         =======       =======

Basic shares used in calculation                        14,618        13,570          14,412        13,713
                                                       =======       =======         =======       =======

Diluted income (loss) per common share                 $  0.18       $  0.07         $ (0.44)      $  0.03
                                                       =======       =======         =======       =======

Diluted shares used in calculation                      16,753        14,251          14,412        14,211
                                                       =======       =======         =======       =======


                              Ardent Software, Inc.
         Condensed Consolidated Statement of Comprehensive Income (Loss)
                                 (In thousands)


                                          Three Months Ended          Six Months Ended
                                        ---------------------       ---------------------
                                        June 30,      June 29,      June 30,      June 29,
                                          1998          1997         1998           1997
                                        -------       -------       -------       -------

Net income (loss)                        $2,968        $  943        $(6,389)       $408
Change in translation adjustment            249           266            158         154
                                         ------        ------        -------        ----
  Comprehensive net income (loss)        $3,217        $1,209        $(6,231)       $562
                                         ======        ======        =======        ====


                     Ardent Software, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                     Six Months Ended
                                                                 ------------------------
                                                                 June 30,         June 29,
                                                                   1998            1997
                                                                 --------         -------

Cash flows from operating activities:
Net income (loss)                                                $ (6,389)        $   408
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization                                      3,260           4,505
 Amortization of restricted stock awards                               14              14
 Loss on disposal of assets                                         1,023              88
 Deferred income taxes                                             (2,937)            220
 Increase (decrease)in cash from:
    Current assets                                                  1,910           5,637
    Current liabilities                                            12,157          (2,681)
                                                                 --------         -------
     Cash provided by operating activities                          9,038           8,191
                                                                 --------         -------

Cash flows from investing activities:
 Expenditures for property and equipment-net                         (946)         (1,387)
 Expenditures for capitalized software costs                       (1,669)         (1,167)
 Increase in cash surrender value of officers' life
   insurance and deposits and other                                (1,815)           (736)
                                                                 --------         -------
      Cash used in investing activities                            (4,430)         (3,290)
                                                                 --------         -------

Cash flows from financing activities:
 Borrowings under line-of-credit arrangements                       7,720             600
 Repayments under line-of-credit arrangements                      (8,357)         (2,212)
 Sale of common stock                                               3,871             558
 Repurchase of common stock                                            --              --
 Repayments under capital lease and other obligations             (12,352)           (235)
                                                                 --------         -------
     Cash used in financing activities                             (9,118)         (1,289)
                                                                 --------         -------

Effect of exchange rate changes on cash                              (211)           (132)
                                                                 --------         -------

Increase (decrease) in cash and equivalents                        (4,721)          3,480

Cash and equivalents, beginning of period                          24,155          15,545
                                                                 --------         -------
Cash and equivalents, end of period                              $ 19,434         $19,025
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

     On February 10, 1998, the Company merged with Unidata. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been restated to include the accounts of Unidata for all fiscal periods presented.

2.   Income (Loss) Per Common Share

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such items would be anti-dilutive.

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

     The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both suits the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, RICO violations, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints and the proceedings are currently in their early stages. Management of the Company believes that the actions against it are without merit and plans to oppose them vigorously.

     The Company is a defendant in an action brought in the U.S. District Court for the Southern District of Ohio. The plaintiff, with whom the Company entered into a joint venture in 1996 to develop the Object Studio product, alleges in its complaint that the Company is obligated to support the joint venture in amounts up to $1,400,000 per year for an aggregate present value liability of up to $8,000,000. Although the Company has not yet answered the complaint, it believes the allegations are without merit and intends to oppose them vigorously and assert certain counterclaims against the plaintiff.

5.   Acquisition Costs

     In connection with the merger with Unidata, the Company recorded a one-time charge for merger costs of $14,895,000 in March, 1998. Included in these costs were $3,910,000 for financial advisor, legal and accounting fees related to the merger and $10,985,000 for costs associated with the combining operations of the two companies including expenditures of $6,209,000 for severance, benefits and other, $2,170,000 for closure of facilities and $2,606,000 for the write-off of redundant assets. As of June 30, 1998, $3,183,000 remains unpaid, comprised principally of severance and facility costs.

6.   Comprehensive Income (Loss)

     Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the presentation of an additional primary financial statement providing a prominent display of the components of items of other comprehensive income. The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. As of June 30, 1998 and December 31, 1997 the cumulative translation adjustment was $3,000 and ($155,000), respectively.

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

The discussion which follows analyzes the combined results of operations for the three and six months ended June 30, 1998 and the comparable fiscal periods in 1997.

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three and six months ended June 30, 1998 and the comparable fiscal periods in 1997.

                                       Three Months Ended           Six Months Ended
                                      ---------------------      -----------------------
                                      June 30,      June 29,     June 30,        June 29,
                                        1998         1997          1998           1997
                                      -------       -------      -------         -------

Revenue:
  Software                              59.7%         58.4%         58.7%          57.3%
  Services and other                    40.3          41.6          41.3           42.7
                                       -----         -----         -----          -----
    Total revenue                      100.0         100.0         100.0          100.0
                                       -----         -----         -----          -----

Costs and expenses:

  Costs of software                      6.5           6.8           6.5            7.7
  Costs of services and other           19.1          22.9          19.9           23.8
  Selling and marketing                 34.0          36.1          35.0           37.4
  Product development                   15.5          15.2          16.0           15.3
  General and administrative             8.8          11.9           9.5           12.1
  Merger costs                            --            --          27.1             --
                                       -----         -----         -----          -----
    Total costs and expenses            83.9          92.9         114.0           96.3
                                       -----         -----         -----          -----

Income (loss) from operations           16.1%          7.1%        (14.0)%          3.7%
                                       =====         =====         =====          =====


REVENUE

The Company's total revenue increased 6% to $29,237,000 in the second quarter of 1998 from $27,712,000 in the second quarter of 1997 and increased 7% to $54,947,000 for the first six months of 1998 from $51,506,000 for the first six months of 1997. This increase in revenue is primarily due to the increase in sales of the data warehouse and object database product lines.

Software revenue for the second quarter and first six months of 1998 increased by 8% and 9%, respectively, from the comparable periods in 1997. This increase is due principally to the increase in DataStage revenue which represented approximately 16% and 15% for the three and six months ended June 30, 1998 compared to 5% and 4% for the three and six months ended June 29, 1997. The increase in the object database product, O2 System, also contributed to the increase in software revenue. The object database product was acquired through the acquisition of O2 Technology on December 31, 1997, and therefore was not included in the 1997 results of operations.

Software revenue increased to 60% and 59% of total revenue in the second quarter and first six months of 1998 compared to 58% and 57% for the same fiscal periods in 1997.

Services and other revenue, consisting of consulting, training, and software maintenance increased slightly by 2% and 3% for the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997. This increase is due primarily to the services revenue associated with the DataStage and O2 System products. The combined service revenue attributable to these two products represented 9% and 8% for the three and six months ended June 30, 1998, compared to less than 1% for the comparable periods in the prior year.

Services and other revenue decreased to 40% and 41% of total revenue in the three months and six months ended June 30, 1998, compared to 42% and 43% for the same fiscal periods in 1997.

COSTS OF SOFTWARE

Costs of software, which consists of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, remained flat at $1,884,000 for the second quarter of 1998 as compared to $1,881,000 for the comparable period in the prior year, and decreased 10% to $3,555,000 for the six months ended June 30, 1998 from $3,953,000 for the six months ended June 29, 1997. Cost of software as a percentage of total revenue remained constant at 7% for the second quarter of 1998 and 1997. This percentage decreased slightly for the six months ended June 30, 1998 to 7% from 8% for the six months ended June 29, 1997. These relatively flat levels of expense year over year are due to the fixed nature of these costs and the minimal change in the mix of product revenue with associated royalties.

COSTS OF SERVICES AND OTHER

Costs of services and other, which consist of consulting, training, and other customer support service costs decreased 12% to $5,597,000 for the second quarter and decreased 11% to $10,952,000 for the first six months of 1998 as compared to the same periods of the prior year. The profit margin associated with services and other revenue increased to 52% from 44% for the first six months of 1998 as compared to the first six months of 1997 and increased to 52% for the second quarter of 1998 from 45% for the second quarter of 1997. This decrease in costs, and the resulting increase in profit margins, is due to a higher percentage of services and other revenue in 1998 being comprised of customer maintenance support revenue which typically has a higher profit margin than training and consulting services revenue. Maintenance represented approximately 70% of services and other revenue in the six months ended June 30, 1998 compared to 60% in the six months ended June 29, 1997.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, decreased to 34% and 35% of total revenue or $9,924,000 and $19,213,000 in the quarter and six months ended June 30, 1998 as compared to 36% and 37% of total revenue or $10,014,000 and $19,252,000 in the comparable periods of the prior year. The relatively flat levels of spending year over year is due to the increase in the investment in the DataStage product offset by the decrease in selling and marketing programs for the relational database technology and tools products. The selling and marketing resources have been reallocated to the new technology, which represented 51% of spending for selling and marketing in 1998 as compared to 5% in 1997.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, increased 8% to $4,543,000 in the second quarter of 1998 and increased 11% to $8,783,000 in the first six months of 1998, as compared to the same fiscal periods of the prior year. Product development expenses as a percentage of revenue were 16% for the first quarter and the first six months of 1998, as compared to 15% for the same fiscal periods in 1997. The increase in spending is due primarily to the development efforts dedicated to the DataStage and O2 System products. The Company allocated 57% of its research and development funds into these new technologies in the first six months of 1998 compared to 6% in the first six months of 1997. Relational database technology and tools development represented 43% of research and development costs in the first six months on 1998 as compared to 94% in 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of finance, human resources, legal, information systems, and administrative departments of the Company. General and administrative expenses decreased 22% in the second quarter of 1998 to $2,578,000 from $3,297,000 in the comparable period of 1997. General and administrative expenses decreased 17% to $5,206,000 in the first six months of 1998 from $6,238,000 for the six months ended June 29, 1997. This decrease is due to the elimination of duplicate positions and facilities in conjunction with the merger of the Company and Unidata.

MERGER COSTS

The Company recorded a one time charge of $14,895,000 associated with the merger with Unidata in the quarter ended March 31, 1998. This amount included $3,910,000 for financial advisor, legal, and accounting fees related to the merger and $10,985,000 for costs associated with the combining operations of the two companies including expenditures of $6,209,000 for severance, benefits and other, $2,170,000 for closure of facilities and $2,606,000 for the write-off of redundant assets. As of June 30, 1998, $3,183,000 remains unpaid comprised principally of severance and facility costs.

INCOME TAXES

The Company recorded a provision for income taxes of $1,667,000 for the second quarter of 1998 and a benefit of $1,190,000 for the first six months of 1998 compared to provisions of $595,000 and $534,000 for the same periods in 1997. The effective tax rate recorded in the quarter ended June 30, 1998 was 36% which is consistent with the statutory rate. The benefit for the six months ended June 30, 1998 represents an effective tax rate of 16%. This effective tax rate is substantially less than the statutory rate due to certain non-deductible merger charges incurred in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. At June 30, 1998 the Company had $19,434,000 in cash and cash equivalents and $3,487,000 ($20,409,000 excluding deferred revenue, the satisfaction of which will have no significant cash impact) in working capital. The Company has a working capital line of credit with a bank under which the Company may borrow, on a secured basis, up to the lesser of $12,500,000 or 80% of eligible domestic accounts receivable and 70-80% of eligible foreign accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth and liquidity. The line of credit also limits the Company's ability to pay dividends. At June 30, 1998, there was $6,720,000 outstanding under the Company's line of credit which has been classified under long-term liabilities as the line of credit expires in March 2000. There was approximately $1,500,000 available for borrowing under the line of credit at June 30, 1998.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan and amounts available under its credit facility will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the quarter, the Company transferred its rights to certain accounts receivable to a finance company in exchange for cash payments from the finance company. Total cash received by the Company in the quarter ended June 30, 1998 under these arrangements totaled approximately $3,000,000.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosure About Segments of an Enterprise and Related Information," both of which were adopted by the Company in the first quarter of 1998. SFAS 130 requires the Company to provide a prominent display of the components of items of other comprehensive income. SFAS 131 requires the Company to provide information about segments of its business based upon discrete components of its businesses; such information will be provided in the Company's Annual

Report on Form 10-K.

In June 1998, the FASB released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt effective January 1, 2000. SFAS No. 133 establishes standards for reporting and accounting for derivatives instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, but does not expect it to significantly affect the accounting and reporting of its current hedging program.

EUROPEAN UNION CURRENCY CONVERSION

On January 1, 1999, eleven of the fifteen member countries are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date.

The Company has begun to assess the potential impact to the Company that may result from the euro conversion. In addition to tax and accounting considerations, the Company is assessing the potential impact from the euro conversion in a number of areas, including the technological challenges to adapt information technology, the competitive impact of cross-border price transparency, the impact on currency exchange costs and currency exchange rate risk, and the impact on existing contracts. At this early stage of its assessment, the Company can not yet predict the anticipated impact of the euro conversion on the Company.

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

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements," which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Certain of such risks and uncertainties are set forth below and in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

The Company currently derives a substantial portion of its total revenue from its core database product, UniVerse and Unidata. The Company's future results will depend, to a significant extent, on continued market acceptance of this product as well as market acceptance of new products, such as DataStage and O2 System. Any factor adversely affecting the market for these products would have a material adverse effect of the Company's business and financial results.

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

Approximately 36% of the Company's total revenue in the quarter ending June 30, 1998 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

     The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both suits the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, RICO violations, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints and the proceedings are currently in their early stages. Management of the Company believes that the actions against it are without merit and plans to oppose them vigorously.

     The Company is a defendant in an action brought in the U.S. District Court for the Southern District of Ohio. The plaintiff, with whom the Company entered into a joint venture in 1996 to develop the Object Studio product, alleges in its complaint that the Company is obligated to support the joint venture in amounts up to $1,400,000 per year for an aggregate present value liability of up to $8,000,000. Although the Company has not yet answered the complaint, it believes the allegations are without merit and intends to oppose them vigorously and assert certain counterclaims against the plaintiff.

ITEMS 2 - 3   NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of the Company was held on April 30, 1998. Of the 14,468,119 shares eligible to vote, 12,777,224 were represented at the meeting. The following matters were approved at the meeting:

1) The re-election to the Board of Directors of James T. Dresher and Robert M. Morrill, each for a term of three years expiring in 2000. Dresher received favorable votes of 12,713,983 shares and Morrill received favorable votes of 12,733,856.

ITEM 5.  NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         27    Financial Data Schedule

         (b) The Company did not file a report on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Ardent Software, Inc.
                                      (Registrant)


                                       /s/ Peter Gyenes
Dated: August 14, 1998                ------------------------------------------
                                      Peter Gyenes
                                      President and Chief Executive Officer
                                      (principal executive officer)




                                       /s/ Charles F. Kane
Dated: August 14,  1998               ------------------------------------------
                                      Charles F. Kane
                                      Vice President, Finance
                                      and Chief Financial Officer
                                      (principal finance and accounting officer)