Form 10-Q
period 1998-09-30
ARDENT SOFTWARE INC
filed 1998-11-16
CIK 885474

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

     YES [X]          NO [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of:

      DATE                        CLASS                      OUTSTANDING SHARES
September 30, 1998      Common stock, $.01 par value             15,124,014



--------------------------------------------------------------------------------

                              ARDENT SOFTWARE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS


                                                                PAGE NUMBERING
                                                                 IN SEQUENTIAL
                                                                NUMBERING SYSTEM
                                                                ----------------


PART I   FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 1998 and December 31, 1997                       3

         Condensed Consolidated Statements of Operations
         for the  three and nine months ended
         September 30, 1998 and September 28, 1997                      4

         Condensed Consolidated Statement of Comprehensive
         Income (Loss) for the three and nine months ended
         September 30, 1998 and September 28, 1997                      5

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1998 and
         September 28, 1997                                             6

         Notes to Condensed Consolidated Financial Statements           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                             17

Item 6.  Exhibits and Reports on Form 8-K                              17

         Signatures                                                    18

PART I  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements


                      Ardent Software, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (In thousands)



ASSETS                                                       September 30, 1998    December 31, 1997
                                                             ------------------    -----------------

Current assets:
   Cash and equivalents                                           $ 22,218            $ 24,155
   Accounts receivable - net                                        20,424              21,161
   Prepaid expenses and other current assets                         4,014               6,101
   Deferred income taxes                                             4,206               1,885
                                                                  --------            --------
     Total current assets                                           50,862              53,302
                                                                  --------            --------

Property and equipment - net                                         6,520              15,916
                                                                  --------            --------

Long-term assets:
   Intangible assets - net                                           9,358              10,616
   Other long-term assets                                            4,814               2,743
   Deferred income taxes                                             5,619               4,837
                                                                  --------            --------
     Total long-term assets                                         19,791              18,196
                                                                  --------            --------

Total assets                                                      $ 77,173            $ 87,414
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                 $     --            $  7,357
   Accounts payable                                                  4,971               4,995
   Accrued expenses and other current liabilities                   19,423              14,103
   Accrued merger and restructuring costs                            3,037               1,068
   Deferred revenue                                                 16,095              13,248
                                                                  --------            --------
     Total current liabilities                                      43,526              40,771
                                                                  --------            --------

Long-term liabilities:
   Non-current debt and other long-term liabilities                  4,900              21,190
                                                                  --------            --------

Stockholders' equity                                                31,703              28,409
Cost of treasury stock                                              (2,956)             (2,956)
                                                                  --------            --------

     Total stockholders' equity                                     28,747              25,453
                                                                  --------            --------

Total liabilities and stockholders' equity                        $ 77,173            $ 87,414
                                                                  ========            ========



                     Ardent Software, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)



                                                        Three Months Ended            Nine Months Ended
                                                      ----------------------       -----------------------
                                                      Sept. 30,     Sept. 28,      Sept. 30,      Sept. 28,
                                                        1998          1997          1998            1997
                                                      --------      --------       --------       --------

Revenue:
   Software                                           $17,127       $14,937        $49,379        $44,431
   Services and other                                  12,607        11,132         35,302         33,144
                                                      -------       -------        -------        -------
     Total revenue                                     29,734        26,069         84,681         77,575
                                                      -------       -------        -------        -------

Costs and expenses:
   Cost of software                                     1,762         2,055          5,317          6,008
   Cost of services and other                           5,724         5,903         16,676         18,186
   Selling and marketing                               10,516         8,956         29,729         28,208
   Product development                                  4,311         4,081         13,094         11,970
   General and administrative                           2,353         2,967          7,559          9,205
   Merger costs                                            --            --         14,895             --
                                                      -------       -------        -------        -------
     Total costs and expenses                          24,666        23,962         87,270         73,577
                                                      -------       -------        -------        -------

Income (loss) from operations                           5,068         2,107         (2,589)         3,998

Other income (expense) - net                               42          (450)           120         (1,399)
                                                      -------       -------        -------        -------

Income (loss) before provision for income taxes         5,110         1,657         (2,469)         2,599

Provision for income taxes                              1,789           634            599          1,168
                                                      -------       -------        -------        -------

Net income (loss)                                     $ 3,321       $ 1,023        $(3,068)       $ 1,431
                                                      =======       =======        =======        =======

Basic income (loss) per common share                  $  0.22       $  0.08        $ (0.21)       $  0.11
                                                      =======       =======        =======        =======

Basic shares used in calculation                       14,987        13,640         14,604         13,580
                                                      =======       =======        =======        =======

Diluted income (loss) per common share                $  0.20       $  0.07        $ (0.21)       $  0.10
                                                      =======       =======        =======        =======

Diluted shares used in calculation                     16,875        14,594         14,604         14,310
                                                      =======       =======        =======        =======


                     Ardent Software, Inc. and Subsidiaries
         Condensed Consolidated Statement of Comprehensive Income (Loss)
                                 (In thousands)




                                               Three months ended                Nine months ended
                                        -------------------------------    -------------------------------
                                        Sept. 30, 1998   Sept. 28, 1997    Sept. 30, 1998   Sept. 28, 1997
                                        --------------   --------------    --------------   --------------

  Net income (loss)                         $3,321           $1,023           $(3,068)         $1,431
  Change in translation adjustment            (332)            (478)             (178)           (529)
                                            ------           ------           -------          ------
    Comprehensive net income (loss)         $2,989           $  545           $(3,246)         $  902
                                            ======           ======           =======          ======


                     Ardent Software, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Nine Months Ended
                                                                        ----------------------
                                                                        Sept. 30,     Sept. 28,
                                                                          1998          1997
                                                                        --------      --------

Cash flows from operating activities:
Net income (loss)                                                       $ (3,068)     $  1,431
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization                                             5,137         6,300
 Amortization of restricted stock awards                                      21            21
 Loss on disposal of assets                                                1,093            88
 Deferred income taxes                                                    (3,103)          234
 Increase (decrease)in cash from:
    Current assets                                                         2,191         5,444
    Current liabilities                                                   10,578        (3,169)
                                                                        --------      --------
     Cash provided by operating activities                                12,849        10,349
                                                                        --------      --------

Cash flows from investing activities:
 Expenditures for property and equipment-net                              (1,987)       (1,458)
 Expenditures for capitalized software costs                              (2,242)       (1,606)
 Increase in cash surrender value of officers' life
   insurance and deposits and other                                       (2,121)       (1,043)
                                                                        --------      --------
      Cash used in investing activities                                   (6,350)       (4,107)
                                                                        --------      --------

Cash flows from financing activities:
 Borrowings under line-of-credit arrangements                             12,620         1,000
 Repayments under line-of-credit arrangements                            (15,077)       (2,762)
 Sale of common stock                                                      6,516         1,500
 Repayments under capital lease and other obligations                    (12,352)         (379)
                                                                        --------      --------
     Cash used in financing activities                                    (8,293)         (641)
                                                                        --------      --------

Effect of exchange rate changes on cash                                     (143)         (392)
                                                                        --------      --------

Increase (decrease) in cash and equivalents                               (1,937)        5,209

Cash and equivalents, beginning of period                                 24,155        15,545
                                                                        --------      --------
Cash and equivalents, end of period                                     $ 22,218      $ 20,754
                                                                        ========      ========


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

2.   Income (Loss) Per Common Share

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per common share reflects the effect of the Company's outstanding options, except where such items would be anti-dilutive.

3.   Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year, adjusted for significant non-deductible costs. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4.   Litigation

     The Company is a defendant in a proceeding in the U.S. District Court in the District of Massachusetts. The plaintiffs allege that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The Company denied the allegations. Following completion of all discovery, the defendants and their insurance carrier reached, in September 1998, an agreement in principle with the plaintiffs to settle the action subject to final approval by the court. The Company has recorded its contribution to the agreed settlement which was not material to the financial position or results of operations of the Company for the three and nine months ended September 30, 1998.

     The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, RICO violations, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints and the proceedings are currently in their early stages. Management of the Company believes that the actions against the Company are without merit and plans to continue to oppose them vigorously.

     The Company is a defendant in an action filed in July 1998 in the U.S. District Court for the Southern District of Ohio. The plaintiff, with whom the Company entered into a joint venture in 1996 to develop the Object Studio product, alleges in its complaint that the Company is obligated to support the joint venture in amounts up to $1,400,000 per year for an aggregate present value liability of up to $8,000,000. The Company believes the allegations are without merit and has denied its alleged liability and filed certain counterclaims against the plaintiff seeking an amount in excess of $9,000,000.

5.   Acquisition Costs

     In connection with the merger with Unidata, the Company recorded a one-time charge for merger costs of $14,895,000 in the quarter ended March, 1998. Included in these costs were $3,910,000 for financial advisor, legal and accounting fees related to the merger and $10,985,000 for costs associated with the combining operations of the two companies including expenditures of $6,209,000 for severance, benefits and other, $2,170,000 for closure of facilities and $2,606,000 for the write-off of redundant assets. As of September 30, 1998, $2,193,000 remains unpaid, comprised principally of severance and facility costs.

6.   Comprehensive Income (Loss)

     Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the presentation of an additional primary financial statement providing a prominent display of the components of items of other comprehensive income. The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. As of September 30, 1998 and December 31, 1997 the cumulative translation adjustment was ($333,000) and ($155,000), respectively.

7.   New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information," which was adopted by the Company in the first quarter of 1998. SFAS 131 requires the Company to provide information about segments of its business based upon discrete components of its businesses. Such information will be provided in the Company's Annual Report on Form 10-K.

     In June 1998, the FASB released FSAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt effective January 1, 2000. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, but does not expect it to significantly affect the accounting and reporting of its current hedging program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                              ARDENT SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


INTRODUCTION

On February 10, 1998, the Company completed the merger with Unidata, Inc. The merger was accounted for as a pooling-of-interests, and the accompanying financial statements have been restated to include the accounts of Unidata, Inc. with those of the Company for all fiscal periods presented.

The discussion which follows analyzes the combined results of operations for the three and nine months ended September 30, 1998 and the comparable fiscal periods in 1997.

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three and nine months ended September 30, 1998 and the comparable fiscal periods in 1997.


                                              Three Months Ended       Nine Months Ended
                                            ---------------------     --------------------
                                            Sept. 30,    Sept. 28,    Sept. 30,   Sept. 28,
                                              1998         1997         1998        1997
                                            --------     --------     --------    --------

Revenue:
  Software                                    57.6%        57.3%        58.3%       57.3%
  Services and other                          42.4         42.7         41.7        42.7
                                             -----        -----        -----       -----
    Total revenue                            100.0        100.0        100.0       100.0
                                             -----        -----        -----       -----

Costs and expenses:
  Costs of software                            5.9          7.9          6.3         7.7
  Costs of services and other                 19.3         22.6         19.7        23.4
  Selling and marketing                       35.4         34.4         35.1        36.4
  Product development                         14.5         15.7         15.5        15.4
  General and administrative                   7.9         11.3          8.9        11.9
  Merger costs                                  --           --         17.6          --
                                             -----        -----        -----       -----
    Total costs and expenses                  83.0         91.9        103.1        94.8
                                             -----        -----        -----       ------

Income (loss) from operations                 17.0%         8.1%        (3.1)%       5.2%
                                             =====        =====        =====       =====


REVENUE

The Company's total revenue increased 14% to $29,734,000 in the third quarter of 1998 from $26,069,000 in the third quarter of 1997 and increased 9% to $84,681,000 for the first nine months of 1998 from $77,575,000 for the first nine months of 1997. This increase in revenue is primarily due to the increase in sales of the Company's data warehouse products and embedded database licenses. This increase was offset by the decline in revenues associated with the migration of legacy systems to client server UNIX and NT environments.

Software revenue for the third quarter and first nine months of 1998 increased by 15% and 11%, respectively, from the comparable periods in 1997. This increase is due principally to the increase in DataStage revenue which represented approximately 22% and 17% of license revenue for the three and nine months ended September 30, 1998, compared to 6% and 5% for the three and nine months ended September 28, 1997. Revenue from relational database products also contributed to the increase in software revenue. The increase in sales of the Company's object database product, O2 Systems, also contributed to the increase in software revenue. The object database product was acquired through the acquisition of O2 Technology on December 31, 1997, and therefore was not included in the 1997 results of operations.

Software revenue increased to 58% of total revenue for both the third quarter and first nine months of 1998 compared to 57% for the same fiscal periods in 1997.

Services and other revenue, consisting of consulting, training, and software maintenance increased 13% and 7% for the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 28, 1997. This increase is due primarily to the services revenue associated with the DataStage and O2 System products. The combined service revenue attributable to these two products represented 11% and 10% for the three and nine months ended September 30, 1998, respectively, compared to 3% and 2% for the comparable periods in the prior year.

Services and other revenue decreased to 42% of total revenue for both the three and nine months ended September 30, 1998, compared to 43% for the same fiscal periods in 1997.

COSTS OF SOFTWARE

Costs of software, which consist of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased 14% to $1,762,000 for the third quarter of 1998 as compared to $2,055,000 for the comparable period in the prior year, and decreased 12% to $5,317,000 for the nine months ended September 30, 1998 from $6,008,000 for the nine months ended September 28, 1997. This decrease in cost of software is due to a reduction in amortization costs related to software and other capitalized costs that have been fully amortized. Cost of software as a percentage of total revenue decreased for the quarter and nine months ended to 6% from 8% for the same periods in 1997.

COSTS OF SERVICES AND OTHER

Costs of services and other, which consist of consulting, training, and other customer support service costs decreased 3% to $5,724,000 for the third quarter 1998 and decreased 8% to $16,676,000 for the nine months ended September 30, 1998 as compared to the same periods of the prior year. The profit margin associated with services and other revenue increased to 53% from 45% for the first nine months of 1998 as compared to the first nine months of 1997 and increased to 55% for the third quarter of 1998 from 47% for the third quarter of 1997. The decrease in costs, and the resulting increase to profit margins, is due to a higher percentage of customer maintenance support revenue in 1998 which typically has a higher profit margin than training and consulting services revenue. Maintenance represented approximately 67% of services and other revenue in the nine months ended September 30, 1998 compared to 60% in the nine months ended September 28, 1997.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales operating costs and marketing programs, represented 35% of total revenue or $10,516,000 and $29,729,000 in the quarter and nine months ended September 30, 1998, respectively, as compared to 34% and 36% of total revenue or $8,956,000 and $28,208,000 in the comparable periods of the prior year. The increase in spending year over year is due to the increase in the investment in the DataStage product offset by the decrease in selling and marketing programs for the relational database technology and tools products. The selling and marketing resources have been reallocated to this new technology, which represented 54% of spending for selling and marketing in the first nine months of 1998 as compared to 8% for the same comparable period in 1997.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, increased 6% to $4,311,000 in the third quarter of 1998 and increased 9% to $13,094,000 in the first nine months of 1998, as compared to the same fiscal periods of the prior year. Product development expenses as a percentage of revenue were 15% and 16% for the third quarter and the first nine months of 1998, respectively, as compared to 16% and 15% for the same fiscal periods in 1997, respectively. The increase in spending is due primarily to the development efforts dedicated to the DataStage and O2 System products. The Company allocated 58% of its research and development funds into these new technologies in the first nine months of 1998 compared to 9% in the first nine months of 1997. Relational database technology and tools development represented 42% of research and development costs in the first nine months on 1998 as compared to 91% in 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of finance, human resources, legal, information systems, and administrative departments of the Company. General and administrative expenses decreased 21% in the third quarter of 1998 to $2,353,000 from $2,967,000 in the comparable period of 1997. General and administrative expenses decreased 18% to $7,559,000 in the first nine months of 1998 from $9,205,000 for the nine months ended September 28, 1997. This decrease is due to the elimination of duplicate positions and facilities in conjunction with the merger of the Company and Unidata.

ACQUISITION COSTS

The Company recorded a one time charge of $14,895,000 associated with the merger with Unidata in the quarter ended March 31, 1998. This amount included $3,910,000 for financial advisor, legal, and accounting fees related to the merger and $10,985,000 for costs associated with the combining operations of the two companies including expenditures of $6,209,000 for severance, benefits and other, $2,170,000 for closure of facilities and $2,606,000 for the write-off of redundant assets. As of September 30, 1998, $2,193,000 remains unpaid comprised principally of severance and facility costs.

INCOME TAXES

The Company recorded a provision for income taxes of $1,789,000 and $599,000 for the third quarter and the first nine months of 1998, respectively. This represents an annual effective income tax rate of 36%, excluding the impact of non-deductible merger charges. The 1997 annual effective income tax rate of 45% was substantially higher than 1998 due to an increase in the valuation allowance during 1997 attributed to foreign loss carryforwards.

COMMITMENTS

In the quarter ended March 1998, the Company renegotiated the lease of its principal operating facility. The lease had been classified as a capital lease. As a result of this renegotiation, the term of the lease was modified and reduced from 20 years to 14 years. As a result of this modification, the lease no longer qualifies as a capital lease and has been reclassified as operating. In connection with this reclassification, the Company removed the asset and liability from the balance sheet and recorded a net gain of approximately $600,000 in the quarter ended March 31, 1998.

FOREIGN  CURRENCY TRANSLATION

The Company hedges its exposure to foreign currency fluctuations through foreign exchange forward contracts. As of December 31, 1997, the Company had foreign exchange forward contracts outstanding used to hedge foreign exchange exposure on intercompany balances of certain of its international subsidiaries. These contracts are comprised of contracts to sell foreign currency aggregating $5,236,000 of notional amount (principally British pounds and French francs). These contracts are short-term in duration (typically 90 days) and have limited market risk, since decreases or increases in the unrealized gain or loss on any position is generally fully offset by corresponding increases or decreases in gains and losses on the intercompany balances being hedged. Credit risk is limited to the risk that counterparties to these contracts fail to deliver at maturity. The Company deals only with reputable financial institutions in entering into these contracts and therefore believes that credit risk is insignificant. Currency forward contracts are used only to hedge identified foreign currency commitments and are never held for speculative purposes. The gains and losses associated with currency rate changes on these contracts, net of the corresponding gains and losses on the hedged intercompany accounts, are recorded as a component of other income/expense in the period the change occurs. Foreign exchange gains or losses were not material in any period presented. As of September 30, 1998 the Company had foreign exchange contracts outstanding aggregating $8,690,000 of notional amount (principally British pounds and French francs).

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. At September 30, 1998 the Company had $22,218,000 in cash and cash equivalents and $7,336,000 ($23,431,000 excluding deferred revenue, the satisfaction of which will have no significant cash impact) in working capital. The Company has a working capital line of credit with a bank under which the Company may borrow, on a secured basis, up to the lesser of $12,500,000 or 70-80% of eligible domestic and foreign accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth and liquidity. The line of credit also limits the Company's ability to pay dividends. At September 30, 1998, there was $4,900,000 outstanding under the Company's line of credit which has been classified under long-term liabilities as the line of credit expires in March 2000. There was approximately $3,768,000 available for borrowing under the line of credit at September 30, 1998.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan and amounts available under its credit facility will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the quarter, the Company transferred its rights to certain accounts receivable to finance companies in exchange for cash payments from the finance companies. Total cash received by the Company in the quarter ended September 30, 1998 under these arrangements totaled approximately $3,211,000.

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

EUROPEAN UNION CURRENCY CONVERSION

On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") will adopt a common currency, the Euro. For a three-year transition period, both the Euro and the individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. Of the eleven of the fifteen member countries currently admitted into the EMU, the Company has subsidiary operations in two of these countries and distributor relationships in the remaining nine.

The Company has begun to assess the potential impact that may result from the Euro conversion. In addition to tax and accounting considerations, the Company is assessing the potential impact from the Euro conversion in a number of areas, including the technological challenges to adapt information technology, the competitive impact of cross-border price transparency, the impact on currency exchange costs and currency exchange rate risk, and the impact on existing contracts. At this early stage of its assessment, the Company cannot yet predict the anticipated impact of the Euro conversion on the Company.

YEAR 2000

The Company has deployed financial, technical and management resources to review and identify those areas that could be affected by the "Year 2000" issue of its computer systems, product offerings, all inclusive of layered products, and the "Year 2000" readiness of third parties with which the Company has a material relationship. The Company presently believes that with modification to the existing software being utilized the "Year 2000" issue will not pose significant operational problems and costs to complete this process are not anticipated to be material to its financial position or results of operations in any given year. Ardent's product offering contains date handling functions that, if used consistently, will provide customers with the necessary support for proper date manipulation well beyond the year 2000. The Company recommends that all users of the Company's products review the date handling logic of the applications and user extensions that they currently have in use. Lastly, there have been no identified issues regarding the "Year 2000" readiness for third parties with which the Company has a material relationship.

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

Approximately 36% of the Company's total revenue for the nine months ended September 30, 1998 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, disruptions caused by the conversion of the Euro, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


                              ARDENT SOFTWARE, INC.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's working capital line of credit agreement provides for borrowings which bear interest at a variable rate based on a prime rate. As of September 30, 1998 the Company had $4,900,000 outstanding pursuant to the credit agreement. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

The Company is exposed to changes in foreign currency exchange primarily in its cash and foreign currency transactions. The Company holds forward foreign currency contracts. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. Analytic techniques are used to manage and monitor foreign exchange risk and include market valuation. The Company believes that it is managing the foreign exchange exposure through its cash management and hedging policies. This exposure is not considered material to the Company's financial position, results of operations and cash flows.

PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is a defendant in a proceeding in the U.S. District Court in the District of Massachusetts. The plaintiffs allege that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The Company denied the allegations. Following completion of all discovery, the defendants and their insurance carrier reached, in September 1998, an agreement in principle with the plaintiffs to settle the action subject to final approval by the court. The Company has recorded its contribution to the agreed settlement which was not material to the financial position or results of operations of the Company for the three and nine months ended September 30, 1998.

          The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, RICO violations, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints and the proceedings are currently in their early stages. Management of the Company believes that the actions against the Company are without merit and plans to continue to oppose them vigorously.

          The Company is a defendant in an action filed in July 1998 in the U.S. District Court for the Southern District of Ohio. The plaintiff, with whom the Company entered into a joint venture in 1996 to develop the Object Studio product, alleges in its complaint that the Company is obligated to support the joint venture in amounts up to $1,400,000 per year for an aggregate present value liability of up to $8,000,000. The Company believes the allegations are without merit and has denied its alleged liability and filed certain counterclaims against the plaintiff seeking an amount in excess of $9,000,000.

ITEMS 2-5  NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

        27    Financial Data Schedule

        (b) The Company did not file a report on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      Ardent Software, Inc.
                                      (Registrant)



Dated: November 16, 1998              /s/ Peter Gyenes
                                      ------------------------------------------
                                      Peter Gyenes
                                      Chairman of the Board, President and
                                      Chief Executive Officer (principal
                                      executive officer)





Dated: November 16,  1998             /s/ Charles F. Kane
                                      ------------------------------------------
                                      Charles F. Kane
                                      Vice President, Finance
                                      and Chief Financial Officer
                                      (principal finance and accounting officer)