Form 10-Q/A
period 1998-03-31
ARDENT SOFTWARE INC
filed 1999-04-02
CIK 885474

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20059

                             ----------------------

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

                             ----------------------

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

                              ARDENT SOFTWARE, INC.

                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                TABLE OF CONTENTS


                                                                 PAGE NUMBERING
                                                                  IN SEQUENTIAL
                                                                NUMBERING SYSTEM
                                                                ----------------


PART I   FINANCIAL INFORMATION

         Introduction                                                    3

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1998 and December 31, 1997 (Restated)                 4

         Condensed Consolidated Statements of Operations
         for the  three months ended March 31, 1998
         and March 30, 1997 (Restated)                                   5

         Condensed Consolidated Statement of Comprehensive
         Income (Loss) for the three months ended
         March 31, 1998 and March 30, 1997 (Restated)                    6

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1998 and
         March 30, 1997 (Restated)                                       7

         Notes to Condensed Consolidated Financial Statements            8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                              16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 6.  Exhibits and Reports on Form 8-K                               17

         Signatures                                                     17

INTRODUCTION


On February 10, 1998, the Company merged with Unidata, Inc. ("Unidata") in a transaction accounted for as a pooling of interests (see note 1). The statements of operations and related statements of comprehensive income (loss) and cash flows for the three months ended March 30, 1997 included in the Company's 10-Q report filed on May 14, 1998 reflected the combination, for pooling purposes, of the Company's accounts for the three months ended March 30, 1997 (its first fiscal quarter of 1997) with Unidata's accounts for the three months ended September 30, 1996 (Unidata's first fiscal quarter of 1997). The Company has subsequently determined that, although such combination was in accordance with generally accepted accounting principles, it is more appropriate (and also equally in accordance with generally accepted accounting principles) that the Company's fiscal quarters in 1997 be combined, for pooling purposes, with Unidata's corresponding calendar, rather than fiscal quarters. The statements of operations and related statement of comprehensive income (loss) and cash flows included in this 10-Q/A reflect the change in combining quarters for 1997 for pooling purposes (see note 9). Management's discussion and analysis of financial condition and results of operations in this 10-Q/A has also been revised from that filed with the initial 10-Q. In addition, the balance sheets as of December 31, 1997 and March 31, 1998 included in the Company's 10-Q report filed on May 14, 1998, reflected a charge against in-process research and development taken by Unidata in December 1997. The Company has subsequently reduced the amount of that charge and the balance sheets included in this 10-Q/A reflect this reduction (see note 9).

These changes do not impact results for the three months ended March 31, 1998 as previously reported.

PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ARDENT SOFTWARE, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED, SEE NOTE 9)
                                 (IN THOUSANDS)


                                                                       MARCH 31,      DEC. 31,
                                                                         1998          1997
                                                                       --------      --------
ASSETS
Current assets:
   Cash and equivalents                                                $ 15,526      $ 24,155
   Accounts receivable - net                                             20,711        21,161
   Prepaid expenses, deferred income taxes and
       other current assets                                               8,600         7,546
                                                                       --------      --------
     Total current assets                                                44,837        52,862
                                                                       --------      --------

Property and equipment - net                                              6,408        15,916
                                                                       --------      --------

Long-term assets:
   Intangible assets - net                                               16,427        17,245
   Deferred income taxes and other long-term assets                      10,125         8,020
                                                                       --------      --------
     Total long-term assets                                              26,552        25,265
                                                                       --------      --------

Total assets                                                           $ 77,797      $ 94,043
                                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Line of credit                                                      $     --      $  7,357
   Accounts payable, accrued expenses and other current
      liabilities                                                        20,407        19,098
   Accrued merger and restructuring costs                                 6,142         1,068
   Deferred revenue                                                      16,246        13,248
                                                                       --------      --------
     Total current liabilities                                           42,795        40,771
                                                                       --------      --------

Long-term liabilities:
   Non-current debt and other long-term liabilities                       9,720        21,190
                                                                       --------      --------

Stockholders' equity                                                     28,238        35,038
Cost of treasury stock                                                   (2,956)       (2,956)
                                                                       --------      --------
     Total stockholders' equity                                          25,282        32,082
                                                                       --------      --------

Total liabilities and stockholders' equity                             $ 77,797      $ 94,043
                                                                       ========      ========



See notes to condensed consolidated financial statements.

                              ARDENT SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended
                                                             -------------------------
                                                             March 31,        March 30,
                                                               1998             1997
                                                             --------         --------
                                                                             (Restated,
                                                                             see Note 9)
Revenue:
   Software                                                  $ 14,792         $ 14,951
   Services and other                                          10,918           11,069
                                                             --------         --------

     Total revenue                                             25,710           26,020
                                                             --------         --------

Costs and expenses:
   Cost of software                                             1,671            2,100
   Cost of services and other                                   5,355            6,374
   Selling and marketing                                        9,289            9,287
   Product development                                          4,240            3,982
   General and administrative                                   2,628            2,956
   Merger costs                                                14,895               --
                                                             --------         --------
     Total costs and expenses                                  38,078           24,699
                                                             --------         --------

Income (loss) from operations                                 (12,368)           1,321


Other income (expense)-net                                        154             (564)
                                                             --------         --------

Income (loss) before income tax benefit                       (12,214)             757

Income tax provision (benefit)                                 (2,857)             293
                                                             --------         --------

Net income (loss)                                            $ (9,357)        $    464
                                                             ========         ========

Basic income (loss) per common share                         $   (.66)        $    .03
                                                             ========         ========

Basic shares used for computation                              14,206           13,545
                                                             ========         ========

Diluted income (loss) per common share                       $   (.66)        $    .03
                                                             ========         ========

Diluted shares used for computation                            14,206           14,105
                                                             ========         ========




See notes to condensed consolidated financial statements.

                              ARDENT SOFTWARE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)





                                              Three months ended   Three months ended
                                                March 31, 1998       March 30, 1997
                                              ------------------   ------------------
                                                                       (Restated,
                                                                       see Note 9)

  Net income (loss)                                $(9,357)               $464
  Change in translation adjustment                     (91)                (48)
                                                   -------                ----
    Comprehensive net income (loss)                $(9,448)               $416
                                                   =======                ====





See notes to condensed consolidated financial statements.

                              ARDENT SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Three Months Ended
                                                                      -------------------------
                                                                       March 31,       March 30,
                                                                        1998             1997
                                                                      --------         --------
                                                                                      (Restated,
                                                                                      see Note 9)
Cash flows from operating activities:
Net income (loss)                                                     $ (9,357)        $    464
Adjustments to reconcile net income (loss)  to
 cash provided by operating activities:
 Unidata activity for the period July 1 to
    December 31, 1996                                                       --              694
 Depreciation and amortization                                           1,733            2,294
 Stock compensation                                                          7                7
 Loss on disposal of assets                                                889               --
 Change in deferred income taxes                                        (3,961)              --
 Increase (decrease) in cash from:
    Current assets                                                       2,334            1,916
    Current liabilities                                                  9,877           (2,906)
                                                                      --------         --------
     Cash provided by operations                                         1,522            2,469
                                                                      --------         --------

Cash flows from investing activities:
 Unidata activity for the period July 1 to
    December 31, 1996                                                       --           (1,737)
 Expenditures for property and equipment                                  (345)            (274)
 Expenditures for intangible assets                                       (604)            (363)
 Decrease (increase) in cash surrender value of
   officers' life insurance and deposits and other                        (273)            (188)
 Other assets                                                           (1,500)            (174)
                                                                      --------         --------
      Cash used in investing activities                                 (2,722)          (2,736)
                                                                      --------         --------

Cash flows from financing activities:
 Unidata activity for the period July 1 to
    December 31, 1996                                                       --                7
 Sale of common stock                                                    2,641              201
 Borrowings under line of credit                                         7,330              400
 Repayments of line of credit                                           (7,357)            (721)
 Repayments under long-term debt                                       (10,000)            (147)
                                                                      --------         --------
     Cash provided by (used in) financing activities                    (7,386)            (260)
                                                                      --------         --------

Effect of exchange rate changes on cash                                    (43)             (77)
                                                                      --------         --------

Decrease in cash and equivalents                                        (8,629)            (604)

Cash and equivalents, beginning of period                               24,155           15,545
                                                                      --------         --------
Cash and equivalents, end of period                                   $ 15,526         $ 14,941
                                                                      ========         ========



See notes to condensed consolidated financial statements.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results which could be expected for the full year.

     On February 10, 1998 the Company merged with Unidata. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been restated to include the accounts of Unidata for all fiscal periods prior to the merger. The Company's 1997 unaudited quarterly results have been presented using the same calendar periods for both the Company and Unidata.

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

4.   Litigation

     The Company was a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court in the District of Massachusetts. The plaintiffs alleged in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of
     Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The Company denied the allegations. Following completion of discovery, the defendants and their insurance carrier reached, in September 1998, an agreement to settle the action. The Company recorded its contribution to the agreed settlement in the third quarter of 1998 which was not material to financial position or the results of operations.

     The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both suits that the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, RICO violations, and trademark and copyright infringement, among other relief. Unidata denied the allegations in its answers to the complaints and the proceedings are currently in their early stages. Management of the Company believes that the actions are without merit and plans to continue to oppose them vigorously.

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

6.   Line of Credit

     In March 1998, the Company entered into a working capital line of credit with a bank under which the Company may borrow up to the lesser of $12,500,000 or 80% of domestic eligible accounts receivable and 70-80% of eligible foreign accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends. At March 31, 1998, there was $7,330,000 outstanding under the Company's line of credit which has been classified under long-term liabilities as the line of credit expires in March 2000. No additional amounts were available for borrowing.

7.   Commitments

     In March 1998, the Company renegotiated the lease of its principal operating facility. This lease had been classified as a capital lease. As a result of this renegotiation, the term of the lease was modified and reduced from 20 years to 13 years. As a result of this modification, the lease no longer qualifies as a capital lease and has been reclassified as operating. In connection with this reclassification, the Company removed the asset and liability from the balance sheet and recorded a net gain of approximately $600,000 as a component of other income in the quarter ended March 31, 1998.

8.   Comprehensive Income (Loss)

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the presentation of an additional primary financial statement providing a prominent display of the components of items of other comprehensive income or loss. The only item that the Company currently records as other comprehensive income or loss is the change in cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. As of March 31, 1998 and December 31, 1997, the cumulative translation adjustment was ($246,000) and ($155,000), respectively.

9.   Restatements

     RECOMBINATION OF 1997

     Following the merger with Unidata in February 1998, as described in Note 1, the Company initially combined the two companies' results of operations for the period ended March 30, 1997 for the Company with the period ended September 30, 1996 for Unidata. This resulted in Unidata's operating results for the six months ended December 31, 1997, a net loss of $12,295,000, being recorded as an increase in accumulated deficit as of December 31, 1997, rather than as a component of the 1997 statement of operations. Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1998, the Company's management determined that the results for 1997 are more fairly presented including both companies' results on a calendar year basis. As a result, the accompanying statement of operations for the three months ended March 30, 1997 have been restated from amounts previously reported to present the Company's 1997 unaudited results using the same calendar periods for both the Company and Unidata. This combining methodology records Unidata's operating results for the six months ended December 31, 1996, a net loss of $549,000, as an increase in accumulated deficit as of December 31, 1996.

     The Company is also restating previously reported financial information as of December 31, 1997 and March 31, 1998 to adjust the in-process research and development ("IPRD") charge recorded in December 1997 related to the acquisition by Unidata of O2 Technologies ("O2"). The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the methodologies used to determine the value of acquired IPRD and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition accounted for as a purchase. As a result of this new guidance, the Company has modified the methods used to value IPRD and other intangibles acquired related to O2. The revised valuation is based on management's estimates of the net cash flows associated with expected operations of O2 and gives explicit consideration to the SEC's views on acquired IPRD as set forth in its September 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation, the amount of purchase price allocated to IPRD decreased from $9,669,000 to $3,040,000, and the amount allocated to other intangible assets, including goodwill, increased from $1,800,000 to $8,429,000.

     EFFECTS OF RESTATEMENTS

     The effects of these changes on the statement of operations are as follows, for the three months ended March 31, 1997:


                                                     Three Months Ended March 30, 1997
                                                     ---------------------------------
                                                     As Previously
                                                        Reported           As Restated
                                                     -------------         -----------

     Revenue                                            $23,794               $26,020
     Total costs and expenses                            23,873                24,699
     Income (loss) from operations                          (79)                1,321
     Net income (loss)                                  $  (535)              $   464
     Basic income (loss) per share                      $  (.04)              $   .03
     Diluted income (loss) per share                    $  (.04)              $   .03
     Shares for basic computation                        13,529                13,545
     Shares for diluted computation                      13,529                14,105


     A summary of the effects of this change on consolidated financial position are as follows, as of the date indicated:


                                             December 31,  1997                  March 31, 1998
                                       -----------------------------     ----------------------------
                                       As Previously                     As Previously
                                          Reported       As Restated        Reported      As Restated
                                       -------------     -----------     -------------   ------------

     Intangible assets - net               $10,616         $17,245           $9,798         $16,427
     Total assets                           87,414          94,043           71,168          77,797
     Stockholders' equity                   25,453          32,082           18,653          25,282



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                              ARDENT SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


INTRODUCTION

RECOMBINATION OF 1997

Following the merger with Unidata in February 1998, as described in Note 1, the Company initially combined the two companies' results of operations for the period ended March 31, 1997 for the Company with the period ended September 30, 1996 for Unidata. Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1998, the Company's management determined that the results for 1997 are more appropriately presented including both companies' results on a calendar year basis. As a result, the accompanying statement of operations for the three months ended March 31, 1997 has been restated from amounts previously reported to present the Company's 1997 unaudited results using the same calendar periods for both the Company and Unidata.

The Company is also restating previously reported financial information as of December 31, 1997 and March 31, 1998 to adjust the in-process research and development ("IPRD") charge recorded in December 1997 related to the acquisition by Unidata of O2 Technologies ("O2"). The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the methodologies used to determine the value of acquired IPRD and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition accounted for as a purchase. As a result of this new guidance, the Company has modified the methods used to value IPRD and other intangibles acquired related to O2. The revised valuation is based on management's estimates of the net cash flows associated with expected operations of O2 and gives explicit consideration to the SEC's views on acquired IPRD as set forth in its September 1998 letter to the American Institute of Certified Public Accountants.

The discussion which follows analyzes the combined results of operations for the three months ended March 31, 1998 and the comparable fiscal period in 1997.

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three months ended March 31, 1998 and March 30, 1997.


                                                       Three Months Ended
                                                      ---------------------
                                                      March 31,    March 30,
                                                       1998          1997
                                                      --------     --------

Revenue:
  Software                                              57.5%         57.5%
  Services and other                                    42.5          42.5
                                                       -----         -----
    Total revenue                                      100.0         100.0
                                                       -----         -----
Costs and expenses:
  Cost of software                                       6.5           8.1
  Cost of services and other                            20.8          24.5
  Selling and marketing                                 36.1          35.7
  Product development                                   16.5          15.3
  General and administrative                            10.2          11.3
   Merger costs                                         57.9            --
                                                       -----         -----
    Total costs and expenses                           148.1          94.9
                                                       -----         -----
Income from operations                                 (48.1)%         5.1%
                                                       =====         =====


REVENUE

The Company's total revenue decreased 1% to $25,710,000 in the first quarter of 1998 from $26,020,000 in the first quarter of 1997. The decrease in the first quarter revenue was due primarily to a decrease in services revenue offset by an increase in sales of the data warehouse and object database product lines.

Software license revenue for the first quarter of 1998 was flat to the first quarter of 1997. Decreases in older product line revenues were offset by an increase in DataStage revenue which represented approximately 14% of license revenue in the quarter ended March 31, 1998 compared to 4% of license revenue in the same period of the prior year. The DataStage product was introduced in first quarter of 1997. In addition, license revenue increased due to revenue associated with the object database product, O2 System, acquired through the acquisition of O2 Technology in December 1997. Software license revenue represented 58% of total revenue in both periods.

Services and other revenue, consisting of consulting, training, and software maintenance, decreased 1% to $10,918,000 in the first quarter of 1998 from $11,069,000 in the first quarter of 1997. Services and other revenue represented 42% of total revenue in both periods.

COST OF SOFTWARE

Cost of software, which consists of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased 20% to $1,671,000 for the first quarter of 1998 from $2,100,000 for the same period of the prior year. This decrease in cost of software is due to a reduction in amortization costs related to software and other capitalized costs, as well as the maturation of certain royalty agreements late in 1997. Cost of software decreased to 11% of license revenue from 14% in the first quarter of 1997.

COST OF SERVICES AND OTHER

Cost of services and other, which consist of consulting, training, and other customer support service costs decreased 16% to $5,355,000 for the first quarter of 1998 as compared to $6,374,000 in the same period of the prior year. This decrease in costs is a result of the Company utilizing less sub-contracted resources on consulting engagements.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, represented 36% of total revenue or $9,289,000 in the first quarter of 1998 compared to 36% of total revenue or $9,287,000 in the same period of the prior year. The relative flat levels of spending is partially due to cost savings associated with the decrease in spending on promotions of the relational database technology and tools products due to efficiencies gained from the merger. This spending represented 55% of the spending in 1998 as compared to 97% in 1997. These savings were offset by the additional investment in the DataStage and O2 System products selling and marketing programs, which represented 45% of total selling and marketing costs in 1998 as compared to 3% in 1997.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, increased 6% to $4,240,000 in the first quarter of 1998 as compared to the same period of the prior year. This increase in spending is due primarily to development efforts dedicated to the DataStage and O2 System products. Product development expenses as a percentage of revenue increased to 17% for the first quarter as compared to 15% for the comparable period of 1997. The Company is currently investing 53% of its research and development funds into these new technologies in the first quarter of 1998 compared to 4% in the same period of 1997. Relational database technology and tools development represented 47% of research and development costs in the first quarter of 1998 as compared to 97% in 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 11% to $2,628,000 for the first quarter of 1998 as compared to the same period of the prior year. The first quarter decrease was due to cost synergies realized through the elimination of duplicate positions and facilities in conjunction with the merger of the Company and Unidata.

MERGER COSTS

The Company recorded a one time charge of $14,895,000 associated with the merger with Unidata. This amount includes $3,910,000 for financial advisor, legal, and accounting fees related to the merger and $10,985,000 for costs associated with combining the operations of the two companies including expenditures of $6,209,000 for severance, benefits and other, $2,170,000 for closure of facilities and $2,606,000 for the write-off of redundant assets. As of March 31, 1998, $5,225,000 remains unpaid comprised principally of severance and facility costs.

INCOME TAXES

The Company recorded a benefit from income taxes of $2,857,000 for the first quarter of 1998 compared to a provision of $293,000 for the first quarter of 1997. This represents an effective tax rate of 23% in 1998. This effective tax rate is substantially less than the statutory rate due to certain non-deductible merger charges incurred in the first quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. At March 31, 1998 the Company had $15,526,000 in cash and cash equivalents and $2,042,000 in working capital ($18,288,000 excluding deferred revenue, the satisfaction of which will have no cash impact). The Company has a working capital line of credit with a bank under which the Company may borrow, on an unsecured basis, up to the lesser of $12,500,000 or 80% of eligible domestic accounts receivable and 70-80% of eligible foreign accounts receivable, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth and liquidity. The line of credit also limits the Company's ability to pay dividends. At March 31, 1998, there was $7,330,000 outstanding under the Company's line of credit which has been classified under long-term liabilities as the line of credit expires in March 2000. No additional amounts were available for borrowing.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan, and future amounts available under its credit facility, if any, will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

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

YEAR 2000

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

State of Readiness - Ardent has made preliminary assessments of their respective Year 2000 readiness of their information technology ("IT") systems, including the software solutions that the Company provides to their customers, and their non-IT systems. These assessments include (i) quality assurance testing of the Company's internally developed proprietary software; (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to Ardent's business; (iii) contacting vendors of material non-IT systems; (iv) assessment and implementation of repair or replacement requirements; and (v) creation of contingency plans in the event of Year 2000 failures. The Company has been informed by many of their vendors of material hardware and software components of their respective IT systems that the products of these vendors they use are currently Year 2000 compliant. Ardent is not aware of any Year 2000 compliance problems relating to their proprietary products or their respective IT or non-IT systems that would, despite efforts to avoid or fix such problems, have a material adverse effect on the Company's business, results of operations and financial condition.

Costs - To date, the Company has not incurred material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of the expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters. At this time, Ardent does not possess the information necessary to estimate the potential costs of the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although the Company does not anticipate that such expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks -There can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary products that will require substantial revisions. In addition, there can be no assurance that third-party software, hardware or services incorporated into its material IT or non-IT systems will not need to be revised or replaced, all of which could be time consuming and expensive. The failure of the Company to fix its proprietary products, if necessary, or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, failure to adequately address Year 2000 compliance issues in its products and its internal IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

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

The Company currently derives a substantial portion of its total revenue from its core database products, UniVerse and Unidata. The Company's future results will depend, to a significant extent, on continued market acceptance of these products as well as market acceptance of new products, such as DataStage and O2 System. Any factor adversely affecting the market for these products would have a material adverse effect of the Company's business and financial results. In addition, approximately 36% of the Company's total revenue in the quarter ended March 31, 1998 were attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations of foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuations on such results. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was a defendant, together with certain of its officers, in two actions initially filed in October 1995 in the U.S. District Court in the District of Massachusetts. The plaintiffs alleged in the Complaint that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The Company denied the allegations. Following completion of discovery, the defendants and their insurance carrier reached, in September 1998, an agreement to settle the action. The Company recorded its contribution to the agreed settlement in the third quarter of 1998 which was not material to financial position or the results of operations.

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

          27-1   Financial Data Schedule - 1998

          27-2   Financial Data Schedule - 1997

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




                                        Ardent Software, Inc.
                                        (Registrant)



Dated: March 31, 1999                   /s/ Peter Gyenes
                                        ------------------------------------
                                        Peter  Gyenes
                                        Chairman and Chief Executive Officer
                                        (principal executive officer)





\Dated: March 31, 1999                  /s/ Charles F. Kane
                                        -----------------------------------
                                        Charles F. Kane
                                        Vice President, Finance, and
                                        Chief Financial Officer
                                        (principal finance and accounting
                                        officer)