Form 10-Q/A
period 1998-06-30
ARDENT SOFTWARE INC
filed 1999-04-02
CIK 885474

--------------------------------------------------------------------------------

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

                         COMMISSION FILE NUMBER 0-20059

                          ----------------------------

                              ARDENT SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         04-2818132
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

          50 WASHINGTON STREET
        WESTBORO, MASSACHUSETTS                                  01581-1021
(Address of principal executive offices)                         (Zip Code)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (508) 366-3888

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


--------------------------------------------------------------------------------

                              ARDENT SOFTWARE, INC.

                                   FORM 10-Q/A

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                TABLE OF CONTENTS


                                                                        PAGE NUMBERING IN
                                                                   SEQUENTIAL NUMBERING SYSTEM
                                                                   ---------------------------

PART I   FINANCIAL INFORMATION

         Introduction                                                            3

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1998 and December 31, 1997 (Restated)                          4

         Condensed Consolidated Statements of Operations
         for the three and six months ended June 30, 1998
         and June 29, 1997 (Restated)                                            5

         Condensed Consolidated Statement of Comprehensive Income
         (Loss) for the three and six months ended June 30, 1998 and
         June 29, 1997 (Restated)                                                6

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 1998 and June 29, 1997 (Restated)                 7

         Notes to Condensed Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                    17

Item 6.  Exhibits and Reports on Form 8-K                                       17

         Signatures                                                             18

INTRODUCTION

On February 10, 1998, the Company merged with Unidata, Inc. ("Unidata") in a transaction accounted for as a pooling of interests (see note 1). The statements of operations and related statements of comprehensive income (loss) and cash flows for the six months ended June 29, 1997 included in the Company's 10-Q report filed on August 14, 1998 reflected the combination, for pooling purposes, of the Company's accounts for the six months ended June 29, 1997 (its first fiscal quarter of 1997) with Unidata's accounts for the six months ended December 31, 1996 (Unidata's second fiscal quarter of 1997). The Company has subsequently determined that, although such combination was in accordance with generally accepted accounting principles, it is more appropriate (and also equally in accordance with generally accepted accounting principles) that the Company's fiscal quarters in 1997 be combined, for pooling purposes, with Unidata's corresponding calendar, rather than fiscal quarters. The statements of operations and related statement of comprehensive income (loss) and cash flows included in this 10-Q/A reflect the change in combining quarters for 1997 for pooling purposes (see note 7). Management's discussion and analysis of financial condition and results of operations in this 10-Q/A has also been revised from that filed with the initial 10-Q. In addition, the balance sheets as of December 31, 1997 and June 30, 1998 included in the Company's 10-Q report filed on August 14, 1998, reflected a charge against in-process research and development taken by Unidata in December 1997. The Company has subsequently reduced the amount of that charge and the balance sheets included in this 10-Q/A reflect this reduction (see note 7).

These changes do not impact results for the three and six months ended June 30, 1998 as previously reported.

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                              ARDENT SOFTWARE, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED, SEE NOTE 7)
                                 (in thousands)


                                                              JUNE 30, 1998   DEC. 31, 1997
                                                              -------------   -------------
ASSETS
Current assets:
   Cash and equivalents                                          $19,434          $24,155
   Accounts receivable - net                                      20,345           21,161
   Prepaid expenses, deferred income taxes and other
      current assets                                               8,575            7,546
                                                                 -------          -------
     Total current assets                                         48,354           52,862
                                                                 -------          -------

Property and equipment - net                                       6,345           15,916
                                                                 -------          -------

Long-term assets:
   Intangible assets - net                                        16,495           17,245
   Other long-term assets                                         10,166            8,020
                                                                 -------          -------
     Total long-term assets                                       26,661           25,265
                                                                 -------          -------

Total assets                                                     $81,360          $94,043
                                                                 =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                $    --          $ 7,357
   Accounts payable                                                5,082            4,995
   Accrued expenses and other current liabilities                 18,800           14,103
   Accrued merger and restructuring costs                          4,063            1,068
   Deferred revenue                                               16,922           13,248
                                                                 -------          -------
     Total current liabilities                                    44,867           40,771
                                                                 -------          -------

Long-term liabilities:
   Non-current debt and other long-term liabilities                6,758           21,190
                                                                 -------          -------

Stockholders' equity                                              32,691           35,038
Cost of treasury stock                                            (2,956)          (2,956)
                                                                 -------          -------
     Total stockholders' equity                                   29,735           32,082
                                                                 -------          -------

Total liabilities and stockholders' equity                       $81,360          $94,043
                                                                 =======          =======


See notes to condensed consolidated financial statements.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,     JUNE 29,     JUNE 30,     JUNE 29,
                                                              1998         1997         1998         1997
                                                          --------     --------     --------     --------
                                                                 (RESTATED, SEE            (RESTATED, SEE
                                                                        NOTE 7)                   NOTE 7)
Revenue:
   Software                                                $17,460      $17,242      $32,252      $32,193
   Services and other                                       11,777       11,866       22,695       22,935
                                                           -------      -------      -------      -------
     Total revenue                                          29,237       29,108       54,947       55,128
                                                           -------      -------      -------      -------

Costs and expenses:
   Cost of software                                          1,884        2,215        3,555        4,315
   Cost of services and other                                5,597        6,889       10,952       13,263
   Selling and marketing                                     9,924       10,067       19,213       19,354
   Product development                                       4,543        4,692        8,783        8,674
   General and administrative                                2,578        3,060        5,206        6,016
   Loss on disposal of subsidiary                               --          602           --          602
   Merger costs                                                 --           --       14,895           --
                                                           -------      -------      -------      -------
     Total costs and expenses                               24,526       27,525       62,604       52,224
                                                           -------      -------      -------      -------

Income (loss) from operations                                4,711        1,583       (7,657)       2,904

Other income (expense) - net                                   (76)        (542)          78       (1,106)
                                                           -------      -------      -------      -------

Income (loss) before provision for income taxes              4,635        1,041       (7,579)       1,798

Provision for (benefit from) income taxes                    1,667          560       (1,190)         853
                                                           -------      -------      -------      -------

Net income (loss)                                          $ 2,968      $   481      $(6,389)     $   945
                                                           =======      =======      =======      =======

Basic income (loss) per common share                       $  0.20      $  0.04      $ (0.44)     $  0.07
                                                           =======      =======      =======      =======

Basic shares used in calculation                            14,618       13,570       14,412       13,558
                                                           =======      =======      =======      =======

Diluted income (loss) per common share                     $  0.18      $  0.03      $ (0.44)     $  0.07
                                                           =======      =======      =======      =======

Diluted shares used in calculation                          16,753       14,213       14,412       14,159
                                                           =======      =======      =======      =======



See notes to condensed consolidated financial statements.

                              ARDENT SOFTWARE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)



                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                        JUNE 30, 1998      JUNE 29, 1997    JUNE 30, 1998       JUNE 29, 1997
                                        -------------      -------------    -------------       -------------
                                                          (RESTATED, SEE                        (RESTATED, SEE
                                                              NOTE 7)                               NOTE 7)

Net income (loss)                           $2,968             $481            $(6,389)             $  945
Change in translation adjustment               249              266                158                 154
                                            ------             ----            -------              ------
  Comprehensive net income (loss)           $3,217             $747            $(6,231)             $1,099
                                            ======             ====            ========             ======


See notes to condensed consolidated financial statements.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                SIX MONTHS ENDED
                                                                           JUNE 30,          JUNE 29,
                                                                             1998              1997
                                                                           --------          --------
                                                                                          (RESTATED, SEE
                                                                                              NOTE 7)
Cash flows from operating activities:
Net income (loss)                                                          $ (6,389)         $   945
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Unidata activity for the period July 1 to December 31, 1996                                     694
 Depreciation and amortization                                                3,260            5,135
 Amortization of restricted stock awards                                         14               14
 Loss on disposal of assets                                                   1,023              251
 Deferred income taxes                                                       (2,937)            (574)
 Increase (decrease)in cash from:
    Current assets                                                            1,910            6,084
    Current liabilities                                                      12,157             (270)
                                                                           --------          -------
     Cash provided by operating activities                                    9,038           12,279
                                                                           --------          -------

Cash flows from investing activities:
 Unidata activity for the period July 1 to December 31, 1996                                  (1,737)
 Expenditures for property and equipment-net                                   (946)            (867)
 Expenditures for capitalized software costs                                 (1,669)            (763)
 Increase in cash surrender value of officers' life
   insurance and deposits and other                                          (1,815)          (1,836)
                                                                           --------          -------
      Cash used in investing activities                                      (4,430)          (5,203)
                                                                           --------          -------

Cash flows from financing activities:
 Unidata activity for the period July 1 to December 31, 1996                                       7
 Borrowings under line-of-credit arrangements                                 7,720              400
 Repayments under line-of-credit arrangements                                (8,357)          (3,062)
 Sale of common stock                                                         3,871              261
 Repurchase of common stock                                                      --               --
 Repayments under capital lease and other obligations                       (12,352)            (291)
                                                                           --------          -------
     Cash used in financing activities                                       (9,118)          (2,685)
                                                                           --------          -------

Effect of exchange rate changes on cash                                        (211)             (98)
                                                                           --------          -------

Increase (decrease) in cash and equivalents                                  (4,721)           4,293

Cash and equivalents, beginning of period                                    24,155           15,545
                                                                           --------          -------
Cash and equivalents, end of period                                        $ 19,434          $19,838
                                                                           ========          =======


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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results which would be expected for the full year.

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

7.  Restatement

    RECOMBINATION OF 1997

    Following the merger with Unidata in February 1998, as described in Note 1, the Company initially combined the two companies' results of operations for the three and six months ended June 29, 1997 for the Company with the three and six months ended December 31, 1996 for Unidata. This resulted in Unidata's operating results for the six months ended December 31, 1997, a net loss of $12,295,000, being recorded as an increase in accumulated deficit as of December 31, 1997, rather than as a component of the 1997 statement of operations. Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1998, the Company's management determined that the results for 1997 are more fairly presented including both companies' results on a calendar year basis. As a result, the accompanying statement of operations for the three and six months ended June 29, 1997 has been restated from amounts previously reported to present the Company's 1997 unaudited results using the same calendar periods for both the Company and Unidata. This combining methodology records Unidata's operating results for the six months ended December 31, 1996, a net loss of $549,000, as an increase in accumulated deficit as of December 31, 1996.

    The Company is also restating previously reported financial statements as of June 30, 1998 to adjust the in-process research and development ("IPRD") charge recorded in December 1997 related to the acquisition by Unidata of O2 Technologies ("O2"). The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the methodologies used to determine the value of acquired IPRD and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition accounted for as a purchase. As a result of this new guidance, the Company has modified the methods used to value IPRD and other intangibles acquired related to O2. The revised valuation is based on management's estimates of the net cash flows associated with expected operations of O2 and gives explicit consideration to the SEC's views on acquired IPRD as set forth in its September 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation study, the amount of purchase price allocated to IPRD decreased from $9,669,000 to $3,040,000, and the amount allocated to other intangible assets, including goodwill, increased from $1,800,000 to $8,429,000.

    EFFECTS OF RESTATEMENTS

    The effects of these changes on the statements of operations are as follows, for the three and six months ended June 29, 1997:

                                            Three Months Ended June 29,         Six Months Ended June 29,
                                                        1997                               1997
                                           -----------------------------    --------------------------------
                                           As Previously     As Restated    As  Previously
                                             Reported                         Reported           As Restated
    Total revenue                             $27,712         $29,108          $51,506             $55,128
    Total costs and expenses                   25,742          27,525           49,615              52,224
    Income (loss) from operations               1,970           1,583            1,891               2,904
    Net income (loss)                            $943            $481             $408                $945
    Basic income (loss) per share                $.07            $.04             $.03                $.07
    Diluted income (loss) per share              $.07            $.03             $.03                $.07
    Shares for basic computation               13,570          13,570           13,713              13,558
    Shares for diluted computation             14,251          14,213           14,211              14,159

    A summary of the effects of this change on consolidated financial position are as follows, as of the date indicated:

                                                 December 31, 1997                   June 30, 1998
                                           -----------------------------    --------------------------------
                                           As Previously     As Restated    As  Previously
                                             Reported                         Reported           As Restated
    Intangible assets - net                   $10,616         $17,245          $ 9,866             $16,495
    Total assets                               87,414          94,043           74,731              81,360
    Stockholders' equity                       25,453          32,082           23,106              29,735

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              ARDENT SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

INTRODUCTION

RECOMBINATION OF 1997

Following the merger with Unidata in February 1998, as described in Note 1, the Company initially combined the two companies' results of operations for the three and six months ended June 29, 1997 for the Company with the three and six months ended December 31, 1996 for Unidata. Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1998, the Company's management determined that the results for 1997 are more appropriately presented including both companies' results on a calendar year basis. As a result, the accompanying statement of operations for the three and six months ended June 29, 1997 have been restated from amounts previously reported to present the Company's 1997 unaudited results using the same calendar periods for both the Company and Unidata.

The Company is also restating previously reported financial statements as of June 30, 1998 to adjust the in-process research and development ("IPRD") charge recorded in December 1997 related to the acquisition by Unidata of O2 Technologies ("O2"). The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the methodologies used to determine the value of acquired IPRD and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition accounted for as a purchase. As a result of this new guidance, the Company has modified the methods used to value IPRD and other intangibles acquired related to O2. The revised valuation is based on management's estimates of the net cash flows associated with expected operations of O2 and gives explicit consideration to the SEC's views on acquired IPRD as set forth in its September 1998 letter to the American Institute of Certified Public Accountants.

The discussion which follows analyzes the combined results of operations for the three and six months ended June 30, 1998 and the comparable fiscal periods in 1997.

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three and six months ended June 30, 1998 and the comparable fiscal periods in 1997.

                                             Three Months Ended                Six Months Ended
                                          -------------------------        --------------------------
                                          June 30,         June 29,        June 30,          June 29,
                                            1998             1997           1998               1997
                                          --------         --------        --------          --------
Revenue:
  Software                                  59.7%            59.2%          58.7%              58.4%
  Services and other                        40.3             40.8           41.3               41.6
                                           -----            -----          -----              -----
    Total revenue                          100.0            100.0          100.0              100.0
                                           -----            -----          -----              -----


Costs and expenses:
  Costs of software                          6.5              7.6            6.5                7.8
  Costs of services and other               19.1             23.7           19.9               24.1
  Selling and marketing                     34.0             34.6           35.0               35.1
  Product development                       15.5             16.1           16.0               15.7
  General and administrative                 8.8             10.5            9.5               10.9
  Loss on disposal of subsidiary              --              2.1             --                1.1
  Merger costs                                --               --           27.1                 --
                                           -----            -----          -----              -----
    Total costs and expenses                83.9             94.6          114.0               94.7
                                           -----            -----          -----              -----

Income (loss) from operations               16.1%             5.4%         (14.0)%              5.3%
                                           =====            =====          =====              =====

REVENUE

The Company's total revenue increased 1% to $29,237,000 in the second quarter of 1998 from $29,108,000 in the second quarter of 1997 and was relatively flat at $54,947,000 for the first six months of 1998 compared to $55,128,000 for the first six months of 1997.

Software revenue for the second quarter and first six months of 1998 increased by 1% from the comparable periods in 1997. This increase is due principally to the increase in DataStage revenue which represented approximately 16% and 15% for the three and six months ended June 30, 1998 compared to 5% and 4% for the three and six months ended June 29, 1997. The increase in the object database product, O2 System, also contributed to the increase in software revenue. The object database product was acquired through the acquisition of O2 Technology on December 31, 1997, and therefore was not included in the 1997 results of operations.

Software revenue increased to 60% and 59% of total revenue in the second quarter and first six months of 1998 compared to 59% and 58% for the same fiscal periods in 1997.

Services and other revenue, consisting of consulting, training, and software maintenance decreased slightly for the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997. Services revenue associated with the DataStage and O2 System products increased during the period and the combined service revenue attributable to these two products represented 9% and 8% for the three and six months ended June 30, 1998, compared to less than 1% for the comparable periods in the prior year.

Services and other revenue decreased to 40% and 41% of total revenue in the three months and six months ended June 30, 1998, compared to 41% and 42% for the same fiscal periods in 1997.

COSTS OF SOFTWARE

Costs of software, which consists of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased by 15% to $1,884,000 for the second quarter of 1998 as compared to $2,215,000 for the comparable period in the prior year, and decreased 18% to $3,555,000 for the six months ended June 30, 1998 from $4,315,000 for the six months ended June 29, 1997. Cost of software as a percentage of license revenue slightly decreased to 11% for the three and six months ended June 30, 1998, from 13% for the three and six months ended June 30, 1997. These relatively flat levels of expense year over year are due to the fixed nature of these costs and the minimal change in the mix of product revenue with associated royalties.

COSTS OF SERVICES AND OTHER

Costs of services and other, which consist of consulting, training, and other customer support service costs decreased 19% to $5,597,000 for the second quarter and decreased 17% to $10,952,000 for the first six months of 1998 as compared to the same periods of the prior year. The profit margin associated with services and other revenue increased to 52% from 42% for the first six months of 1998 as compared to the first six months of 1997 and increased to 52% for the second quarter of 1998 from 42% for the second quarter of 1997. This decrease in costs, and the resulting increase in profit margins, is due to a higher percentage of services and other revenue in 1998 being comprised of customer maintenance support revenue which typically has a higher profit margin than training and consulting services revenue. Maintenance represented approximately 70% of services and other revenue in the six months ended June 30, 1998 compared to 60% in the six months ended June 29, 1997.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, decreased to 34% and 35% of total revenue or $9,924,000 and $19,213,000 in the quarter and six months ended June 30, 1998 as compared to 35% of total revenue or $10,067,000 and $19,354,000 in the comparable periods of the prior year. The relatively flat levels of spending year over year is due to the increase in the investment in the DataStage product offset by the decrease in selling and marketing programs for the relational database technology and tools products. The selling and marketing resources have been reallocated to the new technology, which represented 51% of spending for selling and marketing in 1998 as compared to 5% in 1997.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, were relatively flat at $4,543,000 in the second quarter of 1998 and increased 1% to $8,783,000 in the first six months of 1998, as compared to the same fiscal periods of the prior year. Product development expenses as a percentage of revenue were 16% for the first quarter and the first six months of 1998, as compared to 16% for the same fiscal periods in 1997. The increase in spending is due primarily to the development efforts dedicated to the DataStage and O2 System products. The Company allocated 57% of its research and development funds into these new technologies in the first six months of 1998 compared to 6% in the first six months of 1997. Relational database technology and tools development represented 43% of research and development costs in the first six months on 1998 as compared to 94% in 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of finance, human resources, legal, information systems, and administrative departments of the Company. General and administrative expenses decreased 16% in the second quarter of 1998 to $2,578,000 from $3,060,000 in the comparable period of 1997. General and administrative expenses decreased 13% to $5,206,000 in the first six months of 1998 from $6,016,000 for the six months ended June 29, 1997. This decrease is due to the elimination of duplicate positions and facilities in conjunction with the merger of the Company and Unidata.

LOSS ON DISPOSAL OF SUBSIDIARY

In the second quarter of 1997, the Company sold the stock of its subsidiary in Spain and wrote off its investment in its joint venture in India, and recorded non-recurring charges of $602,000 related to the transactions. Since these charges are of a capital loss nature, for income tax purposes they are deductible only to the extent that they can be offset against capital gains. As no capital gains were realized were realized in 1997 or are anticipated in the foreseeable future, no tax benefit has been recorded for this loss.

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

INCOME TAXES

The Company recorded a provision for income taxes of $1,667,000 for the second quarter of 1998 and a benefit of $1,190,000 for the first six months of 1998 compared to provisions of $560,000 and $853,000 for the same periods in 1997. The effective tax rate recorded in the quarter ended June 30, 1998 was 36% which is consistent with the statutory rate. The benefit for the six months ended June 30, 1998 represents an effective tax rate of 16%. This effective tax rate is substantially less than the statutory rate due to certain non-deductible merger charges incurred in the first quarter of 1998.

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

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan and future amounts available under its credit facility, if any, will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

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

Risks - There can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary products that will require substantial revisions. In addition, there can be no assurance that third-party software, hardware or services incorporated into its material IT or non-IT systems will not need to be revised or replaced, all of which could be time consuming and expensive. The failure of the Company to fix its proprietary products, if necessary, or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, failure to adequately address Year 2000 compliance issues in its products and its internal IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

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

Approximately 36% of the Company's total revenue in the quarter ended June 30, 1998 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

ITEM 5.  NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                  27.1  Financial Data Schedule - 1998

                  27.2  Financial Data Schedule - 1997

                  (b) The Company did not file a report on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      Ardent Software, Inc.
                                      (Registrant)



    Dated: March 31, 1999             /s/ Peter Gyenes
                                      ------------------------------------------
                                      Peter Gyenes
                                      President and Chief Executive Officer
                                      (principal executive officer)





    Dated:  March 31, 1999            /s/  Charles F. Kane
                                      ------------------------------------------
                                      Charles F. Kane
                                      Vice President, Finance
                                      and Chief Financial Officer
                                      (principal finance and accounting officer)