Form 10-Q/A
period 1998-09-30
ARDENT SOFTWARE INC
filed 1999-04-02
CIK 885474

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

                                   FORM 10-Q/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS


                                                                               PAGE NUMBERING IN
                                                                          SEQUENTIAL NUMBERING SYSTEM
                                                                          ---------------------------

PART I   FINANCIAL INFORMATION

         Introduction                                                                    3

Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 1998 and December 31, 1997 (Restated)                             4

         Condensed Consolidated Statements of Operations
         for the  three and nine months ended September 30, 1998
         and September 28, 1997 (Restated)                                               5

         Condensed Consolidated Statement of Comprehensive Income (Loss)
         for the three and nine months ended September 30, 1998 and
         September 28, 1997 (Restated)                                                   6

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 28, 1997
         (Restated)                                                                      7

         Notes to Condensed Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              16

Item 6.  Exhibits and Reports on Form 8-K                                               17

         Signatures                                                                     17

INTRODUCTION

On February 10, 1998, the Company merged with Unidata, Inc. ("Unidata") in a transaction accounted for as a pooling of interests (see note 1). The statements of operations and related statements of comprehensive income (loss) and cash flows for the nine months ended September 28, 1997 included in the Company's 10-Q report filed on November 14, 1998 reflected the combination, for pooling purposes, of the Company's accounts for the nine months ended September 28, 1997 (its third fiscal quarter of 1997) with Unidata's accounts for the nine months ended March 31, 1997 (Unidata's third fiscal quarter of 1997). The Company has subsequently determined that, although such combination was in accordance with generally accepted accounting principles, it is more appropriate (and also equally in accordance with generally accepted accounting principles) that the Company's fiscal quarters in 1997 be combined, for pooling purposes, with Unidata's corresponding calendar, rather than fiscal quarters. The statements of operations and related statement of comprehensive income (loss) and cash flows included in this 10-Q/A reflect the change in combining quarters for 1997 for pooling purposes (see note 8). Management's discussion and analysis of financial condition and results of operations in this 10-Q/A has also been revised from that filed with the initial 10-Q. In addition, the balance sheets as of December 31, 1997 and September 30, 1998 included in the Company's 10-Q report filed on November 14, 1998, reflected a charge against in-process research and development taken by Unidata in December 1997. The Company has subsequently reduced the amount of that charge and the balance sheets included in this 10-Q/A reflect this reduction (see note 8).


These changes do not impact results for the three and nine months ended September 30, 1998 as previously reported.

PART I     FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

                              ARDENT SOFTWARE, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED, SEE NOTE 8)
                                 (In thousands)


                                                                September 30, 1998      December 31, 1997
                                                                ------------------      -----------------
ASSETS
Current Assets:
Cash and equivalents                                                   $22,218                 $24,155
Accounts receivable - net                                               20,424                  21,161
Prepaid expenses and other current assets                                4,014                   6,101
   Deferred income taxes                                                 4,206                   1,885
                                                                       -------                 -------
Total current assets                                                    50,862                  53,302
                                                                       -------                 -------

Property and equipment - net                                             6,520                  15,916
                                                                       -------                 -------

Long-term assets:
Intangible assets - net                                                 15,987                  17,245
Other long-term assets                                                   4,814                   2,743
   Deferred income taxes                                                 5,619                   4,837
                                                                       -------                 -------
Total long-term assets                                                  26,420                  24,825
                                                                       -------                 -------

Total assets                                                           $83,802                 $94,043
                                                                       =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit                                                         $    --                 $ 7,357
Accounts payable                                                         4,971                   4,995
Accrued expenses and other current liabilities                          19,423                  14,103
Accrued merger and restructuring costs                                   3,037                   1,068
Deferred revenue                                                        16,095                  13,248
                                                                       -------                 -------
Total current liabilities                                               43,526                  40,771
                                                                       -------                 -------

Long-term liabilities:
Non-current debt and other long-term liabilities                         4,900                  21,190
                                                                       -------                 -------

Stockholders' equity                                                    38,332                  35,038
Cost of treasury stock                                                  (2,956)                 (2,956)
                                                                       -------                 -------
Total stockholders' equity                                              35,376                  32,082
                                                                       -------                 -------

Total liabilities and stockholders' equity                             $83,802                 $94,043
                                                                       =======                 =======


See notes to condensed consolidated financial statements.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   SEPT. 30, 1998    SEPT. 28, 1997     SEPT. 30, 1998     SEPT. 28, 1997
                                                   --------------    --------------     --------------     --------------
                                                                     (RESTATED, SEE                        (RESTATED, SEE
                                                                            NOTE 8)                               NOTE 8)
Revenue:
   Software                                               $17,127           $12,620            $49,379            $44,813
   Services and other                                      12,607            10,960             35,302             33,895
                                                          -------           -------            -------            -------
     Total revenue                                         29,734            23,580             84,681             78,708
                                                          -------           -------            -------            -------

Costs and expenses:
   Cost of software                                         1,762             1,946              5,317              6,261
   Cost of services and other                               5,724             6,137             16,676             19,400
   Selling and marketing                                   10,516             8,898             29,729             28,252
   Product development                                      4,311             4,064             13,094             12,738
   General and administrative                               2,353             3,130              7,559              9,146
   Loss on disposal of subsidiary                              --                --                 --                602
   Merger costs                                                --                --             14,895                 --
                                                          -------           -------            -------            -------
     Total costs and expenses                              24,666            24,175             87,270             76,399
                                                          -------           -------            -------            -------

Income (loss) from operations                               5,068              (595)            (2,589)             2,309

Other income (expense) - net                                   42              (413)               120             (1,519)
                                                          -------           -------            -------            -------

Income (loss) before provision for income taxes             5,110            (1,008)            (2,469)               790

Provision (benefit) for income taxes                        1,789              (255)               599                598
                                                          -------           -------            -------            -------

Net income (loss)                                         $ 3,321           $  (753)           $(3,068)           $   192
                                                          =======           =======            =======            =======

Basic income (loss) per common share                      $  0.22           $ (0.05)           $ (0.21)           $  0.01
                                                          =======           =======            =======            =======

Basic shares used in calculation                           14,987            13,810             14,604             13,462
                                                          =======           =======            =======            =======

Diluted income (loss) per common share                    $  0.20           $ (0.05)           $ (0.21)           $  0.01
                                                          =======           =======            =======            =======

Diluted shares used in calculation                         16,875            13,810             14,604             14,142
                                                          =======           =======            =======            =======


See notes to condensed consolidated financial statements.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)





                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                               SEPT. 30, 1998      SEPT. 28, 1997      SEPT. 30, 1998    SEPT. 28, 1997
                                               --------------      --------------      --------------    --------------
                                                                   (RESTATED, SEE                        (RESTATED, SEE
                                                                       NOTE 8)                                NOTE 8)

Net income (loss)                                  $3,321             $  (753)             $(3,068)            $ 192
Change in translation adjustment                     (332)               (478)                (178)             (529)
                                                   ------             -------              -------             -----
  Comprehensive net income (loss)                  $2,989             $(1,231)             $(3,246)            $(337)
                                                   ======             =======              =======             =====


See notes to condensed consolidated financial statements.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                NINE MONTHS ENDED
                                                                          ------------------------------
                                                                          SEPT. 30,            SEPT. 28,
                                                                            1998                 1997
                                                                          ---------            ---------
                                                                                            (RESTATED, SEE
                                                                                                NOTE 8)
Cash Flows From Operating Activities:
Net income (loss)                                                         $ (3,068)             $   192
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Unidata activity for the period July 1 to December 31, 1996                    --                  694
 Depreciation and amortization                                               5,137                7,053
 Amortization of restricted stock awards                                        21                   21
 Loss on disposal of assets                                                  1,093                  251
 Deferred income taxes                                                      (3,103)                (621)
 Increase (decrease)in cash from:
    Current assets                                                           2,191                9,987
    Current liabilities                                                     10,578               (2,339)
                                                                          --------              -------
     Cash provided by operating activities                                  12,849               15,238
                                                                          --------              -------

Cash Flows From Investing Activities:
 Unidata activity for the period July 1 to December 31, 1996                    --               (1,737)
 Expenditures for property and equipment-net                                (1,987)              (1,732)
 Expenditures for capitalized software costs                                (2,242)              (1,139)
 Increase in cash surrender value of officers' life
   insurance and deposits and other                                         (2,121)              (2,139)
                                                                          --------              -------
      Cash used in investing activities                                     (6,350)              (6,747)
                                                                          --------              -------

Cash flows from financing activities:
 Unidata activity for the period July 1 to December 31, 1996                    --                    7
 Borrowings under line-of-credit arrangements                               12,620                  400
 Repayments under line-of-credit arrangements                              (15,077)              (3,162)
 Sale of common stock                                                        6,516                1,193
 Repayments under capital lease and other obligations                      (12,352)                (411)
                                                                          --------              -------
     Cash used in financing activities                                      (8,293)              (1,973)
                                                                          --------              -------

Effect of exchange rate changes on cash                                       (143)                (199)
                                                                          --------              -------

Increase (decrease) in cash and equivalents                                 (1,937)               6,319

Cash and equivalents, beginning of period                                   24,155               15,545
                                                                          --------              -------
Cash and equivalents, end of period                                       $ 22,218              $21,864
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

5.  Merger Costs

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

    In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which the Company will be required to adopt effective January 1, 2000. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, but does not expect it to significantly affect the accounting and reporting of its current hedging program.

8.  Restatement

    RECOMBINATION OF 1997

    Following the merger with Unidata in February 1998, as described in Note 1, the Company initially combined the two companies' results of operations for the three and nine months ended September 28, 1997 for the Company with the three and nine months ended March 31, 1997 for Unidata. This resulted in Unidata's operating results for the six months ended December 31, 1997, a net loss of $12,295,000, being recorded as an increase in accumulated deficit as of December 31, 1997, rather than as a component of the 1997 statement of operations. Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998, the Company's management determined that the results for 1997 are more fairly presented including both companies' results on a calendar year basis. As a result, the accompanying statements of operations for the three and nine months ended September 28, 1997 have been restated from amounts previously reported to present the Company's 1997 unaudited results using the same calendar periods for both the Company and Unidata. This combining methodology records Unidata's operating results for the six months ended December 31, 1996, a net loss of $549,000, as an increase in accumulated deficit as of December 31, 1996.

    The Company is also restating previously reported financial information as of September 30, 1998 to adjust the in-process research and development ("IPRD") charge recorded in December 1997 related to the acquisition by Unidata of O2 Technologies ("O2"). The Securities and Exchange
    Commission ("SEC") issued new guidance in September 1998 on its views regarding the methodologies used to determine the value of acquired IPRD and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition accounted for as a purchase. As a result of this new guidance, the Company has modified the methods used to value IPRD and other intangibles acquired related to O2. The revised valuation is based on management's estimates of the net cash flows associated with expected operations of O2 and gives explicit consideration to the SEC's views on acquired IPRD as set forth in its September 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation study, the amount of purchase price allocated to IPRD decreased from $9,669,000 to $3,040,000, and the amount allocated to other intangible assets, including goodwill, increased from $1,800,000 to $8,429,000.

    EFFECTS OF RESTATEMENTS

    The effects of these changes on the statement of operations are as follows, for the three and nine months ended September 28, 1997:

                                            Three Months Ended September 28,             Nine Months Ended September 28,
                                                         1997                                          1997
                                           ----------------------------------           ---------------------------------
                                           As Previously                                As Previously
                                             Reported             As Restated              Reported           As Restated
    Total revenue                             $26,069               $23,580                 $77,575              $78,708
    Total costs and expenses                   23,962                24,175                  73,577               76,399
    Income (loss) from operations               2,107                  (595)                  3,998                2,309
    Net income (loss)                         $ 1,023               $  (753)                $ 1,431              $   192
    Basic income (loss) per share             $   .08               $  (.05)                $   .11              $   .01
    Diluted income (loss) per share           $   .07               $  (.05)                $   .10              $   .01
    Shares for basic computation               13,640                13,810                  13,580               13,642
    Shares for diluted computation             14,594                13,810                  14,310               14,142

    A summary of the effects of this change on consolidated financial position are as follows, as of the date indicated:

                                                    December 31, 1997                           September 30, 1998
                                           ----------------------------------           ---------------------------------
                                           As Previously                                As Previously
                                             Reported             As Restated              Reported           As Restated
    Intangible assets - net                   $10,616               $17,245                $ 9,358               $15,897
    Total assets                               87,414                94,043                 77,173                83,802
    Stockholders' equity                       25,453                32,082                 28,747                35,376

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              ARDENT SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INTRODUCTION

RECOMBINATION OF 1997

Following the merger with Unidata in February 1998, as described in Note 1, the Company initially combined the two companies' results of operations for the three and nine months ended September 28, 1997 for the Company with the three and nine months ended March 31, 1997 for Unidata. Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1998, the Company's management determined that the results for 1997 are more appropriately presented including both companies' results on a calendar year basis. As a result, the accompanying statement of operations for the three and nine months ended September 28, 1997 have been restated from amounts previously reported to present the Company's 1997 unaudited results using the same calendar periods for both the Company and Unidata.

The Company is also restating previously reported financial information as of September 30, 1998 to adjust the in-process research and development ("IPRD") charge recorded in December 1997 related to the acquisition by Unidata of O2 Technologies ("O2"). The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the methodologies used to determine the value of acquired IPRD and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition accounted for as a purchase. As a result of this new guidance, the Company has modified the methods used to value IPRD and other intangibles acquired related to O2. The revised valuation is based on management's estimates of the net cash flows associated with expected operations of O2 and gives explicit consideration to the SEC's views on acquired IPRD as set forth in its September 1998 letter to the American Institute of Certified Public Accountants

The discussion which follows analyzes the combined results of operations for the three and nine months ended September 30, 1998 and the comparable fiscal periods in 1997.

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three and nine months ended September 30, 1998 and the comparable fiscal periods in 1997.

                                           Three Months Ended               Nine Months Ended
                                         ------------------------        ------------------------
                                         Sept. 30,      Sept. 28,        Sept. 30,      Sept. 28,
                                            1998           1997             1998           1997
                                         ---------      ---------        ---------      ---------
Revenue:
  Software                                 57.6%          53.5%            58.3%          56.9%
  Services and other                       42.4           46.5             41.7           43.1
                                          -----          -----            -----          -----
    Total revenue                         100.0          100.0            100.0          100.0
                                          -----          -----            -----          -----

Costs and expenses:
  Costs of software                         5.9            8.3              6.3            8.0
  Costs of services and other              19.3           26.0             19.7           24.6
  Selling and marketing                    35.4           37.7             35.1           35.9
  Product development                      14.5           17.2             15.5           16.2
  General and administrative                7.9           13.3              8.9           11.6
  Loss on disposal of subsidiary             --             --               --             .8
  Merger costs                               --             --             17.6             --
                                          -----          -----            -----          -----
    Total costs and expenses               83.0         (102.5)           103.1           97.1
                                          -----          -----            -----          -----

Income (loss) from operations              17.0%          (2.5)%           (3.1)%          2.9%
                                          =====          =====            =====          =====

REVENUE

The Company's total revenue increased 26% to $29,734,000 in the third quarter of 1998 from $23,580,000 in the third quarter of 1997 and increased 8% to $84,681,000 for the first nine months of 1998 from $78,708,000 for the first nine months of 1997. This increase in revenue is primarily due to the increase in sales of the Company's data warehouse products and embedded database licenses. This increase was offset by the decline in revenues associated with the migration of legacy systems to client server UNIX and NT environments.

Software revenue for the third quarter and first nine months of 1998 increased by 36% and 10%, respectively, from the comparable periods in 1997. This increase is due principally to the increase in DataStage revenue which represented approximately 22% and 17% of license revenue for the three and nine months ended September 30, 1998, compared to 7% and 5% for the three and nine months ended September 28, 1997. Revenue from relational database products also contributed to the increase in software revenue. The increase in sales of the Company's object database product, O2 Systems, also contributed to the increase in software revenue. The object database product was acquired through the acquisition of O2 Technology on December 31, 1997, and therefore was not included in the 1997 results of operations.

Software revenue increased to 58% of total revenue for both the third quarter and first nine months of 1998 compared to 54% and 57% for the same fiscal periods in 1997.

Services and other revenue, consisting of consulting, training, and software maintenance increased 15% and 4% for the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 28, 1997. This increase is due primarily to the services revenue associated with the DataStage and O2 System products. The combined service revenue attributable to these two products represented 11% and 10% for the three and nine months ended September 30, 1998, respectively, compared to 3% and 2% for the comparable periods in the prior year.

Services and other revenue decreased to 42% of total revenue for both the three and nine months ended September 30, 1998, compared to 47% and 43% for the same fiscal periods in 1997.

COSTS OF SOFTWARE

Costs of software, which consist of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased 9% to $1,762,000 for the third quarter of 1998 as compared to $1,946,000 for the comparable period in the prior year, and decreased 15% to $5,317,000 for the nine months ended September 30, 1998 from $6,261,000 for the nine months ended September 28, 1997. This decrease in cost of software is due to a reduction in amortization costs related to software and other capitalized costs that have been fully amortized. Cost of software as a percentage of total revenue decreased for the quarter and nine months ended to 6% from 8% for the same periods in 1997.

COSTS OF SERVICES AND OTHER

Costs of services and other, which consist of consulting, training, and other customer support service costs decreased 7% to $5,724,000 for the third quarter 1998 and decreased 14% to $16,676,000 for the nine months ended September 30, 1998 as compared to the same periods of the prior year. The profit margin associated with services and other revenue increased to 53% from 43% for the first nine months of 1998 as compared to the first nine months of 1997 and increased to 55% for the third quarter of 1998 from 44% for the third quarter of 1997. The decrease in costs, and the resulting increase to profit margins, is due to a higher percentage of customer maintenance support revenue in 1998 which typically has a higher profit margin than training and consulting services revenue. Maintenance represented approximately 67% of services and other revenue in the nine months ended September 30, 1998 compared to 60% in the nine months ended September 28, 1997.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales operating costs and marketing programs, represented 35% of total revenue or $10,516,000 and $29,729,000 in the quarter and nine months ended September 30, 1998, respectively, as compared to 38% and 36% of total revenue or $8,898,000 and $28,252,000 in the comparable periods of the prior year. The increase in spending year over year is due to the increase in the investment in the DataStage product offset by the decrease in selling and marketing programs for the relational database technology and tools products. The selling and marketing resources have been reallocated to this new technology, which represented 54% of spending for selling and marketing in the first nine months of 1998 as compared to 8% for the same comparable period in 1997.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, increased 6% to $4,311,000 in the third quarter of 1998 and increased 3% to $13,094,000 in the first nine months of 1998, as compared to the same fiscal periods of the prior year. Product development expenses as a percentage of revenue were 15% and 16% for the third quarter and the first nine months of 1998, respectively, as compared to 17% and 16% for the same fiscal periods in 1997, respectively. The increase in spending is due primarily to the development efforts dedicated to the DataStage and O2 System products. The Company allocated 58% of its research and development funds into these new technologies in the first nine months of 1998 compared to 9% in the first nine months of 1997. Relational database technology and tools development represented 42% of research and development costs in the first nine months on 1998 as compared to 91% in 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of finance, human resources, legal, information systems, and administrative departments of the Company. General and administrative expenses decreased 25% in the third quarter of 1998 to $2,353,000 from $3,130,000 in the comparable period of 1997. General and administrative expenses decreased 17% to $7,559,000 in the first nine months of 1998 from $9,146,000 for the nine months ended September 28, 1997. This decrease is due to the elimination of duplicate positions and facilities in conjunction with the merger of the Company and Unidata.

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

INCOME TAXES

The Company recorded a provision for income taxes of $1,789,000 and $599,000 for the third quarter and the first nine months of 1998, respectively. This represents an annual effective income tax rate of 36%, excluding the impact of non-deductible merger charges. The 1997 annual effective income tax rate of 76% was substantially higher than 1998 due to an increase in the valuation allowance during 1997 attributed to foreign loss carryforwards.

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

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan and future amounts available, if any, under its credit facility will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

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




                                 Ardent Software, Inc.
                                 (Registrant)



    Dated: March 31, 1999        /s/ Peter Gyenes
                                 -----------------------------------------------
                                 Peter Gyenes
                                 Chairman of the Board, President and Chief
                                 Executive Officer (principal executive officer)





    Dated: March 31 1999         /s/ Charles F. Kane
                                 -----------------------------------------------
                                 Charles F. Kane
                                 Vice President, Finance
                                 and Chief Financial Officer
                                 (principal finance and accounting officer)