Form 10-K405
period 1998-12-31
ARDENT SOFTWARE INC
filed 1999-04-02
CIK 885474

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the Year Ended December 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                      Yes [X]       No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22, 1999, there were outstanding 15,897,905 shares of the registrant's common stock, $.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $227,181,525.

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


                                     PART I

ITEM 1. GENERAL

Ardent Software, Inc. and its subsidiaries ("Ardent" or the "Company") is a data management software company. Ardent designs, develops and markets easy-to-use and highly compatible products that enable businesses to get the most out of their data. Ardent's products help businesses store, sort, retrieve, manipulate and analyze their ever increasing stores of information. Ardent's principal products include DataStage, a software product that simplifies the creation of large storage units of data known as data marts and data warehouses, and two extended relational database management systems known as UniVerse and UniData. Ardent markets and sells its products worldwide and provides technical support, consulting and education services to its customers.

BUSINESS STRATEGY

Ardent was founded in the mid-1980s to develop and market extended relational database management systems. Initially, these database systems were licensed to users to enable business applications developed on a particular operating system to be easily converted to run on the UNIX operating system. Beginning in the early 1990s, the database systems were also licensed to users as an embedded part of business applications. In 1996, Ardent began to develop and market data warehouse products. In February 1998, Ardent merged with Unidata, Inc., a relational database, object database, and software tools developer and marketer. The purpose of this merger was to combine the strengths of two leaders in the extended relational database marketplace.

Ardent currently has two business units which are based on two general product areas: data warehouses and databases. Ardent maintains 68 sales/distribution offices in 52 countries around the world. In addition to direct sales, Ardent has established relationships with more than 1,000 value added resellers. These value added resellers market Ardent's products in connection with other products and services which, as a combined package, provide business solutions for all phases of a company's operations.

Ardent's strives to support and expand its existing customer and reseller base while expanding its presence in the data warehouse and database markets.

Key features of Ardent's strategy are:

 - Improved Developer and User Productivity

     Ardent promotes increased productivity of both software application developers and software users by offering products and services that make it easier to manage today's most complex business applications.

 - Cost Containment and Compatibility

     Ardent's products are designed to operate uniformly across a broad range of computer systems, including PCs, workstations and servers. This ensures that customers do not bear unnecessary costs for application re-deployment or user retraining.

 - Client/Server Technologies

     Ardent's products provide a safe and efficient means for sharing database information in a multi-user environment.

 - Worldwide Distribution

     In addition to its value added reseller relationships, Ardent also distributes its products through strategic original equipment manufacturer agreements and system integrating technicians who utilize Ardent's products and services when building solutions for their customers. Ardent has a worldwide direct sales force of distributors in key markets around the world.

- International Presence

     Ardent maintains engineering and sales subsidiaries in three strategic regions outside the United States: the United Kingdom, France, and Asia Pacific. Additionally, Ardent has established subsidiary and distributor operations in emerging markets, including New Zealand, South America, Germany, Japan, and Canada.

 - Recurring Revenue

     Ardent's distribution and pricing strategies are intended to generate recurring revenue. The sale of a development license generally leads to follow-on sales as applications are deployed and expanded. Ardent also receives maintenance fees and revenues from consulting assignments and training courses.

 - Worldwide Customer Service

     Ardent offers installation assistance, telephone and on-line support, consulting services, and training both at worldwide Ardent locations and at value added reseller and customer locations.

PRODUCTS

Ardent's many products enable it to serve the current and changing needs of its growing customer base.

Ardent's Data Warehouse Products
--------------------------------

As businesses rapidly accumulate data, they need better ways to manage, manipulate and analyze that data. To meet this need, Ardent has created products called data warehouses, which store and integrate data to be used in various applications, and data marts, which contain a subset of information from a data warehouse. The primary product in Ardent's Data Warehouse business unit is DataStage.

- DataStage

     DataStage addresses what has historically been the most difficult and time-consuming portion of a data mart or data warehouse implementation: extracting and organizing data from different database management systems. Through an easy to use point and click interface, DataStage allows developers to quickly create easy to use and maintain data marts and data warehouses. This gives businesses ready access to the data they need to make faster, smarter business decisions. Its compatibility with popular databases such as Oracle, Microsoft SQL Server, UniVerse, Sybase, Informix, legacy databases and others, makes it a cost-effective and flexible solution for businesses.

Ardent's Database Products
--------------------------

The traditional portion of Ardent's business is represented by its database business unit. This collection of relational database technology and tools has long enabled customers to manage the most complex business data.
Products sold through the database business unit include:

- UniVerse and UniData extended relational database management systems

     With these products developers can build, enhance and run high performance business applications using the popular UNIX and Windows NT operating systems. UniVerse and UniData are leading technologies for processing a large volume of data involving complex data structures and relationships.

- RedBack

     RedBack is a product that simplifies the integration of Web-based systems with existing data and applications both on the Internet and corporate intranets.

- wIntegrate

     wIntegrate is a product that helps to transform applications that are based on alphabetical or numerical characters into graphical applications based on a Windows style, point-and-click, drag-and-drop format.

- System Builder

     A powerful application developer, System Builder allows developers to transform existing applications to graphical user interfaces and multi-tier deployment architectures, while maintaining the original functions of the application.

- O2 Object Database System

     The O2 database system enables object developers to build high performance database applications. O2 makes object development simpler because it is compatible with both the popular Java and C++ data models. The O2 System incorporates a complete set of application development tools tailored to the evolving needs of today's application developers. O2 also provides interfaces to other databases, the Web and the Common Object Request Broker Architecture, a system which enables communication between diverse and remote applications.

In addition to these products, the database business unit offers a variety of middleware products which interconnect existing programs that run separately, a COBOL migration solution, and a set of data analysis and reporting tools.

SERVICES

In addition to its product-focused business units, Ardent provides customers worldwide with a full spectrum of services. These services include technical support for customers who purchase maintenance contracts, education and consulting services.

SALES AND MARKETING

Ardent sells its products and services throughout the world to a broad range of customers through direct sales, value added resellers, and systems integrators.

In the United States, Ardent's sales and support staff are located at its Westboro, Massachusetts headquarters and the following field offices:

     Arlington, Texas; Bellevue, Washington; Bridgewater, New Jersey; Cary, North Carolina; Denver, Colorado; Irvine, California; Palo Alto, California; Princeton, New Jersey; Reston, Virginia; Rosemont, Illinois; Tampa, Florida

Internationally, Ardent has seven wholly-owned international subsidiaries located in the United Kingdom, France, Canada, Germany, South Africa, Australia and Japan. Ardent also has exclusive distributors in Argentina, Brazil, Ecuador and Spain. Revenue derived from outside the United States was approximately 36%, 38%, and 35%, of total revenue for the years ended December 31, 1998, 1997, and 1996, respectively. Ardent intends to continue making investments in international activities. See page 18 for a description of various risks involved in international transactions.

Ardent implements a variety of marketing programs to assist in the sale of its products and services, including advertising and public relations campaigns, regional seminars, reseller and end-user group meetings, and cooperative programs. In addition, Ardent participates in various trade shows, and provides catalogs, visual aids, newsletters, and product sales literature, both in printed form and on the Web.

CUSTOMERS

Ardent's products are used by over two million end-users in a broad range of industries. Its end-users include:

Aetna
Anheuser-Busch
Bankers Trust
Cabletron
Chase Manhattan
Corporation
Eurotunnel
France Telecom
Fujitsu Lab
GE Aerospace
Hyatt International
Hewlett Packard
IBM
John Deere
Kaiser Permanente
Lucent Technologies
Motorola
New York City
Library
Sears, Roebuck &
Company
Sony Corporation
Stanford University
Travelers Insurance
U.S. Sprint
Wells Fargo
Xerox

PRODUCT DEVELOPMENT

Ardent believes that its future success depends, in part, on its ability to maintain and improve its current technologies, enhance its existing products and develop new products that meet an expanding range of customer requirements. Ardent intends to expand its existing product offerings and introduce new products to maintain its competitive position.

In 1998, Ardent began shipping commercially UniVerse version 9.5.1; UniData version 5.0; UniData version 5.0/NT; RedBack version 2.3; wIntegrate version 4.01; System Builder 4.4; DataStage version 3.1/UNIX; and DataStage version 3.5/NT.

Throughout 1998, Ardent invested in the further development of these existing products and established new technology sharing relationships to begin work on new products. Ardent's development efforts are focused on enhancing the features of and adding new functionality to all of its products.

In the years ending December 31, 1998, 1997, and 1996, Ardent's expenses relating to product development were $17,526,000, $16,924,000 and $16,649,000, respectively. Ardent has experienced little turnover in its product development personnel and believes that the experience, stability, and depth of its product development staff are important factors in Ardent's success.

The market for database and data warehouse software products changes rapidly due to improvements in computer hardware and software. Ardent's success will depend upon its ability to develop and market competitive technologies, enhance its current products and bring forth new products in a timely and cost- effective manner. Ardent may not be able to develop and market product enhancements or new products that respond to changing market conditions or that will be accepted by customers. Ardent previously experienced delays in the development and introduction of new products and product enhancements. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. If Ardent fails to anticipate or to respond adequately to changing market conditions, or encounters significant delays in product development and introduction, its customers could delay or decide against purchases of Ardent's products. Any of these circumstances could substantially harm Ardent's business, operating results and financial condition.

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

Ardent believes that the principal competitive factors affecting the database and data warehouse markets include technical performance and product attributes such as functionality, portability, reliability, ease of use, adaptability and scaleability, product reputation, quality, customer service and support, price, ability to integrate with products produced by other vendors, the effectiveness of sales and marketing efforts and company reputation. There can be no assurance that Ardent will be successful in competing in the future with respect to these or other factors.

EMPLOYEES

As of December 31, 1998, Ardent had a total of 623 employees worldwide, consisting of 363 in sales, support and marketing, 181 in engineering, and 79 in finance and administration. Ardent's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry, and an inability to attract and retain qualified development and sales personnel, in particular, could postpone product release schedules and adversely affect Ardent's ability to generate revenue.

None of Ardent's employees is represented by a labor union or is the subject of a collective bargaining agreement with respect to his or her employment with Ardent. Ardent has never experienced a work stoppage and believes its relations with its employees are good.

PROPRIETARY RIGHTS AND LICENSES

Ardent depends upon a combination of copyrights and restrictions on access to its trade secrets to protect its proprietary rights. Ardent distributes its products under software license agreements which grant customers a perpetual, non-exclusive license to Ardent's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of Ardent's products. Generally, Ardent's products are furnished to customers only in object code form. In the limited cases where Ardent makes its source codes available to third parties, it does so only under an obligation of confidentiality. In addition, Ardent generally enters into confidentiality agreements with management and programming staff and limits access to and distribution of its proprietary information.

While Ardent has not registered any of its copyrights, it generally includes copyright notices in its software. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of Ardent's products or to obtain information that Ardent regards as proprietary. Unregistered copyrights are still protected under both federal and state law, although a copyright holder must first register a copyright to sue another person for infringement of that copyright under federal law. This may be done immediately prior to bringing a suit. Obtaining registered copyrights on software often requires disclosure of the underlying software code. In addition, software code changes so frequently that constant updates would be required to keep a useful copyright current. Therefore, Ardent has elected not to register its copyrights at this time, although it is free to do so at any time.

Ardent believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology.

All trademarks and registered trademarks used herein are the property of their respective owners.

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward looking statements. When used anywhere in the Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company or any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements," which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements. The Company wishes to advise readers that the various risk factors described below in this Form 10-K could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RISK FACTORS

Information with respect to risk factors is located in Item 7, "Management's Discussion of Financial Condition and Results of Operations" under the caption "Factors Affecting Future Results".

ITEM 2. PROPERTIES

Ardent's principal administrative, marketing, product development and support facilities are located in Westboro, Massachusetts, where Ardent occupies approximately 90,000 square feet of office space under a lease that expires in 2008. Ardent also leases office space for its twenty-three US and foreign sales and support offices and three foreign product development offices. The terms of these leases generally range from one to five years. Ardent believes the current space is adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

Ardent is a defendant in two actions filed against Unidata prior to its merger into Ardent, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. The motion regarding arbitration has been under the Court's consideration for approximately two years. No discovery or other activity in either action has occurred pending the Court's decision on the motion for arbitration. While the outcome cannot be predicted with certainty, management of Ardent believes that the actions against Ardent are without merit and plans to continue to oppose them vigorously.

Ardent is a defendant in an action filed in July 1998 in the U.S. District Court for the Southern District of Ohio. The plaintiff, with which Ardent entered into a joint venture in 1996 to develop the Object Studio product, alleges in its complaint that Ardent is obligated to support the joint venture in amounts up to $1,400,000 per year for an aggregate present value liability of up to $8,000,000. While the outcome cannot be predicted with certainty, Ardent believes the allegations are without merit and has denied its alleged liability and filed certain counterclaims against the plaintiff seeking an amount in excess of $9,000,000 for misrepresentation and breach of fiduciary duty.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock of Ardent Software, Inc. is traded on the NASDAQ Stock Market under the symbol "ARDT". The table below presents the high and low prices for Ardent Software, Inc. common stock for the periods indicated. The prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                 1998                                               HIGH         LOW
                 ----                                               ----         ---

          First Quarter.........................................   $15.125      $ 7.00
          Second Quarter........................................    15.875       10.25
          Third Quarter.........................................    15.375       10.00
          Fourth Quarter........................................    23.875        9.50



                 1997                                               HIGH         LOW
                 ----                                               ----         ---

          First Quarter.........................................   $ 7.875      $ 5.75
          Second Quarter........................................     8.625       5.875
          Third Quarter.........................................    10.875        7.75
          Fourth Quarter........................................     11.75       6.625


The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company presently intends to retain its earnings to finance future growth of its business. Cash dividends are subject to restriction under the Company's line of credit agreement. As of December 31, 1998, there were approximately 341 shareholders of record and approximately 3,000 beneficial owners of the Company's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                         YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                 1998        1997       1996(1)   1995       1994
                                                                 ----        ----       ----      ----       ----

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
Software..................................................  $ 70,200    $ 58,812   $ 61,805    $54,218   $52,520
Services and other........................................    49,060      43,916     48,694     38,503    29,368
                                                            --------    --------   --------    -------   -------

Total revenue.............................................   119,260     102,728    110,499     92,721    81,888
                                                            --------    --------   --------    -------   -------

Costs and expenses:
Cost of software..........................................     7,953       9,211      8,864      6,449     5,899
Cost of services and other................................    22,511      24,825     26,807     21,403    13,987
Selling and marketing.....................................    41,761      40,786     40,116     34,957    30,941
Product development.......................................    17,576      16,924     16,649     14,376    13,538
General and administrative................................     9,986      13,128     12,920     11,174     9,436
Merger, exit and restructuring costs......................    14,895          --      7,858      6,882     1,700
Purchased technology......................................        --       3,040      4,900        --      3,212
Loss on disposal of subsidiary............................        --         602        --         --         --
Litigation................................................        --          --        --         499       650
                                                            -------     --------   --------    -------   -------

Total costs and expenses..................................   114,682     108,516    118,114     95,740    79,363
                                                            --------    --------   --------    -------   -------

Income (loss) from operations.............................     4,578      (5,788)    (7,615)    (3,019)    2,525
                                                            --------    --------   --------    -------   -------

Other income (expense):
Other income -- net.......................................       579         981        461        751       644
Interest expense..........................................      (389)     (2,965)    (2,100)    (1,354)     (333)
Loss on investment in joint venture.......................        --          --       (176)        --        --
                                                            --------    --------   --------    -------   -------
Total other income (expense)..............................       190      (1,984)    (1,815)      (603)      311
                                                            --------    --------   --------    -------   -------

Income (loss) before provision for (benefit from) income
taxes and extraordinary item..............................     4,768      (7,772)    (9,430)    (3,622)    2,836
Provision for (benefit from) income taxes.................     3,131       1,149     (1,819)      (996)    2,984
                                                            --------    --------   --------    -------   -------

Income (loss) before extraordinary item...................     1,637      (8,921)    (7,611)    (2,626)     (148)
Extraordinary loss - loss from disposal of assets
acquired in a pooling of interests........................        --          --     (2,382)        --        --
                                                                  --          --                   --         --

Net income (loss).........................................  $  1,637    $  (8,921) $ (9,993)   $(2,626)  $  (148)
                                                            ========    =========  ========    =======   =======

Basic income (loss) per common share:
Before extraordinary item.................................  $   0.11    $   (0.65) $  (0.58)   $ (0.21)  $ (0.01)
Net income (loss).........................................  $   0.11    $   (0.65) $  (0.76)   $ (0.21)  $ (0.01)
                                                            ========    =========  ========    =======   =======

Diluted income (loss) per common share:
Before extraordinary item.................................  $   0.10    $   (0.65) $  (0.58)   $ (0.21)  $ (0.01)
Net income (loss).........................................  $   0.10    $   (0.65) $  (0.76)   $ (0.21)  $ (0.01)
                                                            ========    =========  ========    =======   =======

Shares for basic computation..............................    14,790      13,751     13,071     12,623    12,474
                                                            ========    =========  ========    =======   =======

Shares for diluted computation............................    16,724      13,751     13,071     12,623    12,474
                                                            ========    =========  ========    =======   =======

CONSOLIDATED BALANCE SHEET DATA:
Cash and equivalents......................................  $ 24,167    $ 24,155   $ 15,545    $12,654   $16,293
Working capital...........................................    13,087      12,548     18,314     18,873    24,800
Total assets..............................................    82,804      93,984     94,516     79,833    78,779
Long-term liabilities, less current portion...............        --      21,190     21,704     12,085    12,091
Stockholders' equity......................................    43,790      32,082     35,851     41,134    41,983


(1)  As restated. See Note 13 of notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 1997, the Company's management determined that certain elements of the extraordinary item recorded for the year ended December 31, 1996, as a result of the disposition of certain product lines present at the date of a pooling-of-interests transaction with Easel Corporation in 1995, should have been recorded as elements of continuing operations. Costs previously included in the extraordinary item, related to the disposition of these product lines, included severance costs associated with employees terminated who were employed in these lines of business, costs associated with closure of facilities associated with these lines of business, and committed costs related to a joint venture associated with these lines of business. As a result, the Company has restated its previously issued statement of operations for the year ended December 31, 1996 to reflect these costs as Merger, exit and restructuring costs. Only the costs associated with asset writedowns in connection with exiting these product lines have been included in the extraordinary item. This restatement had no effect on net income in 1996, did not affect the results of operations or cash flows for any other period, nor did it have any effect upon financial position as of December 31, 1996 or any other date. The effects of the restatement have been reflected herein. See Note 13 to the Consolidated Financial Statements.

On February 10, 1998, Ardent (formerly known as VMARK Software, Inc.) merged with Unidata, Inc. in a transaction accounted for as a pooling-of-interests. The accompanying consolidated financial statements include the accounts of Unidata, Inc. with those of Ardent for all periods prior to the merger.

The discussion which follows analyzes the results of operations for the year ended December 31, 1998 compared to the year ended December 31, 1997, and for the year ended December 31, 1997 compared to the year ended December 31, 1996.

The following table sets forth selected items from Ardent's Consolidated Statement of Operations as a percentage of total revenue and the percentage change in dollar amounts of such items.

                                                                                     PERIOD-       PERIOD-
                                                                                    TO-PERIOD     TO-PERIOD
                                                     YEAR ENDED DECEMBER 31          CHANGE        CHANGE
                                                    -------------------------        1998 VS.      1997 VS.
                                                    1998       1997      1996         1997          1996
                                                    ----       ----      ----         ----          ----
Revenue:
Software...........................................   58.9%     57.3%     55.9%        19.4%         (4.8)%
Services and other.................................   41.1      42.7      44.1         11.7          (9.8)
                                                     -----     -----     -----        -----         -----

Total revenue.....................................   100.0     100.0     100.0         16.1          (7.0)
                                                     -----     -----     -----        -----         -----

Costs and expenses:
Costs of software...................................   6.7       9.0       8.0        (13.7)          3.9
Costs of services and other........................   18.9      24.2      24.3         (9.3)         (7.4)
Selling and marketing..............................   35.0      39.7      36.3          2.4           1.7
Product development................................   14.7      16.4      15.1          3.9           1.7
General and administrative..........................   8.4      12.8      11.7        (23.9)          1.6
Merger, exit, and restructuring costs..............   12.5        --       7.1            *             *
Purchased technology................................    --       3.0       4.4            *             *
Loss on disposal of subsidiary......................    --        .5        --            *             *
                                                     -----     -----     -----        -----         -----

Total costs and expenses...........................   96.2     105.6     106.9          5.7            .5
                                                     -----     -----     -----        -----         -----

Income (loss) from operations.......................   3.8%     (5.6)%    (6.9)%          *%            *%
                                                     =====     =====     =====        =====         =====




* Not meaningful.

Ardent's revenue is derived from the licensing of software and the delivery of related services. These services include consulting, training and product maintenance. Ardent generally licenses its software for use on individual computers. Customers may elect to contract with Ardent for product maintenance, which includes product and documentation enhancements, as well as telephone support for product problem resolution, by paying annual or quarterly fees or paying fees based upon usage of such maintenance services.

REVENUE

Ardent's total revenue increased 16% to $119,260,000 for the year ended December 31, 1998, from $102,728,000 for the year ended December 31, 1997. This increase in revenue is primarily due to the increase in sales of Ardent's data warehouse and embedded database licenses. Data warehouse revenue represented 14% of total revenue in 1998, as compared to 5% in 1997. Total embedded database revenue grew approximately 21%, or $18,000,000. These increases were offset by the decline in revenues associated with the conversion of applications from other operating systems to client server UNIX and NT environments, which decreased from approximately 15% of total revenue in 1997 to 2% in 1998.

Ardent's total revenue decreased 7% to $102,728,000 in fiscal year 1997, from $110,499,000 in fiscal year 1996. The decline in total revenue is primarily due to Ardent having exited certain non-strategic and unprofitable businesses in the fourth quarter of 1996, including the Object Studio product line and related services, and due to an increase in the Unidata allowance for returns in fiscal year 1997 as a result of the fact that several customers had denied full payment of their outstanding balances because of technical or invoicing issues. Prior to the merger, Unidata occasionally experienced technical issues at key value-added resellers and end-user sites for which Unidata accepted product returns or would grant partial credit, even though there was no contractual obligation to provide such credit. These decreases were partially offset by the increase in revenue associated with Ardent's data warehouse product, DataStage, and the System Builder products. DataStage revenue represented 5% of total revenue in 1997. DataStage was released in late January 1997 and, therefore, was not included in the results of operations in 1996. System Builder products' revenue represented approximately 9% of revenue in 1997, as compared to 6% in 1996. System Builder was acquired in fiscal year 1996.

SOFTWARE REVENUE

Software revenue increased 19% to $70,200,000 in 1998, as compared to $58,812,000 in 1997. This increase is due principally to the increase in DataStage revenue which represented approximately 19% of license revenue for the year ended December 31, 1998, as compared to 7% for the year ended December 31, 1997. Revenue from Ardent's relational database products and the object database product, O2 System, also contributed to the increase in software revenue. The object database product was acquired through the acquisition of O2 Technology on December 31, 1997, and, therefore, was not included in the 1997 results of operations. O2 Systems license revenue represented approximately 4% of Ardent's total software revenue. Software revenue increased to 59% of total revenue for 1998, as compared to 57% for the same fiscal period in 1997.

Software revenue decreased 5% to $58,812,000 in fiscal year 1997, from $61,805,000 in 1996. This decrease is due to the elimination of sales of the Object Studio product line offset by the impact of revenue associated with Ardent's data warehouse product, DataStage, and application development tool product, SB+. DataStage was released in late January 1997 and represented approximately 7% of revenue for the year ended December 31, 1997. SB+ was acquired through the System Builder acquisition in fiscal year 1996 and contributed a full year of revenue to fiscal year 1997, as compared to eight months of revenue in 1996. Software revenue increased to approximately 57% of total revenue in fiscal year 1997, from 56% in 1996.

SERVICES AND OTHER REVENUE

Services and other revenue, consisting of consulting, training, and software maintenance increased 12% to $49,060,000 for the year ended December 31, 1998, as compared to the same period in 1997. This increase is due primarily to the services revenue associated with the DataStage and O2 System products. The combined service revenue attributable to these two products represented 11% of total services revenue for the year ended December 31, 1998, as compared to 2% for the comparable period in the prior year. Services and other revenue decreased to 41% of total revenue in 1998, as compared to 43% for the same fiscal period in 1997.

Services and other revenue declined 10% to $43,916,000 in 1997, from $48,694,000 in 1996. This decrease is due to the elimination of Object Studio related consulting and maintenance services, which represented approximately 15% of services and other revenue in fiscal year 1996. Ardent also disposed of its third-party education business in 1996 which had represented approximately 45% of Ardent's training revenue. This decline was partially offset by the revenue associated with DataStage consulting projects and System Builder maintenance revenue, as well as the increase in maintenance revenue consistent with the growth of Ardent's existing, installed license base.

COST OF SOFTWARE

Costs of software, which consist of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, decreased 14% to $7,953,000 for the year ended December 31, 1998, from $9,211,000 for same period in 1997. This decrease in cost of software is due to the expiration of certain royalty agreements in 1997, therefore resulting in a reduction of approximately $1,540,000 in royalty expense in 1998, and the reduction of approximately $600,000 in amortization costs related to software and other capitalized costs that have been fully amortized. This decrease is also due to Unidata having recorded a $382,000 change in estimate on the useful life of internally developed software, reducing the life from five to three years, increasing costs of software in 1997 over 1998. These decreases were offset by $1,300,000 of amortization expense associated with the intangibles acquired in connection with the acquisition of O2 Technologies in December 1997. Cost of software as a percentage of software revenue decreased in 1998 to 11%, from 16% for the same periods in 1997.

Costs of software increased 4% to $9,211,000 in 1997, from $8,864,000 in 1996. As a percentage of license revenue, costs of software increased slightly to 16% in 1997, from 14% in 1996. The increase in costs of software for 1997 compared to 1996 is a due to an increase in the amortization of software development costs. This increase resulted from the inclusion of a full twelve months of amortization in 1997 associated with the intangibles acquired in connection with the acquisition of the System Builder group of companies, while the results of operations of 1996 included only seven months of such amortization. The increase was also due to the reduction from five to three years for the estimated useful lives of capitalized software that had been internally developed by Unidata. This change in estimate was made pursuant to management's belief that the three-year life more appropriately matches the development costs with the related revenue streams.

COST OF SERVICES

Costs of services and other, which consist of consulting, training, and other customer support service costs, decreased 9% to $22,511,000 for the year ended December 31, 1998, as compared to $24,825,000 for the same period in the prior year. The profit margin associated with services and other revenue increased to 54% as compared to 43% for 1997. The decrease in costs, and the resulting increase to profit margins, is due to a higher percentage of customer maintenance support revenue in 1998 which typically has a higher profit margin than training and consulting services revenue. Maintenance represented approximately 67% of services and other revenue in 1998, compared to 64% in 1997. The improvement in margins of services and other revenue in 1998 over 1997 is also due to improved utilization of internal consultants, as compared to the utilization of more expensive third party contractors used to deliver consulting services during 1997.

Costs of services and other decreased 7% to $24,825,000 in 1997, from $26,807,000 in 1996 due to the elimination of Object Studio related consulting and maintenance costs. This decline was offset by the expansion of the consulting and education staff needed to provide an increased level of consulting services, as the product lines have broadened. As a percentage of service and other revenue, the costs of these services increased to 57% in 1997, from 55% in 1996. This slight decline in margins in 1997 was due to losses incurred on certain fixed price consulting projects, as well as a lag between the hiring and training of professional service personnel and the future revenues generated by those individuals.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses, which consist primarily of sales operating costs and marketing programs, represented 35% of total revenue or $41,761,000 in the year ended December 31, 1998, as compared to 40% of total revenue or $40,786,000 in the comparable period of the prior year. The increase in absolute dollar spending year over year is due to the increase in the investment in the DataStage product offset by the decrease in selling and marketing programs for the relational database technology and tools products. The selling and marketing resources have been reallocated to the data warehouse technology, which represented 54% of spending for selling and marketing in 1998, as compared to 8% in 1997.

Selling and marketing expenses increased 2% to $40,786,000 in 1997, from $40,116,000 in 1996. As a percentage of total revenue, sales and marketing costs increased to 40% of revenue in 1997, from 36% of revenue in 1996. The increase in the levels of spending in sales and marketing costs as a percentage of revenue is a result of the increase in DataStage and RedBack marketing and program activities throughout 1997 and the increase in the data warehouse sales force. This increase was also due to the foreign subsidiaries investing more dollars in their sales and marketing efforts throughout 1997. These increases were offset by savings associated with the elimination of Object Studio marketing activities and planned attrition of overlapping sales personnel acquired in the System Builder acquisition.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, increased 4% to $17,576,000 in the twelve months ended December 31, 1998, as compared to the same fiscal period of the prior year. Product development expenses as a percentage of revenue slightly decreased to 15% from 16% in the comparable period from the prior year. The increase in spending in absolute dollar terms is due primarily to a shift in the concentration of development efforts dedicated to the DataStage and O2 System products. Ardent allocated 57% of its research and development funds into these new technologies in 1998, as compared to 7% in 1997. Relational database technology and tools development represented 43% of research and development costs in 1998, as compared to 93% in 1997.

Product development expenses remained relatively constant at $16,924,000 in 1997 and $16,649,000 in 1996. As a percentage of total revenue, product development expenses slightly increased to 16% of revenue in 1997, from 15% in 1996. The relatively flat level of spending, as a percentage of revenue and year over year, is due to the cost savings associated with the elimination of development efforts previously dedicated to the Object Studio product offset by an increase in spending on data warehouse product development and the inclusion of a full year's expense related to engineering staff retained in connection with the System Builder acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include the costs of finance, human resources, legal, information systems, and administrative departments of Ardent. General and administrative expenses decreased 24% to $9,986,000 in the year ended December 31, 1998, from $13,128,000 for the same period in 1997. This decrease is due to the elimination of duplicate positions in human resources and finance, as well as the elimination of duplicate facilities, both in conjunction with the merger of Ardent and Unidata consummated in February 1998.

General and administrative expenses increased 2% to $13,128,000 in 1997 from $12,920,000 in 1996. As a percentage of total revenue, general and administrative costs increased to 13% in 1997, from 12% in 1996. This increase in expense is primarily due to an increase in legal and accounting costs associated with potential acquisitions and financing activities, an increase in legal costs associated with litigation, and an increase in administrative staff in the Denver and Asia Pacific offices. These increases were offset by the elimination of the administrative costs associated with Ardent's German subsidiary, which is currently inactive as it had previously sold Object Studio products and services.

ACQUISITION COSTS AND NON-RECURRING CHARGES

Ardent recorded a one time charge of $14,895,000 associated with the merger with Unidata in the quarter ended March 31, 1998. This amount included $3,910,000 for financial advisor, legal, and accounting fees related to the merger and $10,985,000 for costs associated with combining the operations of the two companies including expenditures of $6,209,000 for severance, benefits and other, $2,170,000 for closure of facilities and $2,606,000 for the write-off of redundant assets. The severance costs related to the termination of 139 Unidata and Ardent employees who held overlapping positions and terminated employment principally within a period of one month prior and one month following the close of the merger. Costs associated with integration activities preceding and following the merger were charged to expense as incurred. The facilities closure costs related to the accrual of future rental obligations for duplicate sales offices which were identified at the time of the merger in California, Georgia, New Jersey, Colorado, Texas, Australia, France, and the United Kingdom. The offices were closed within a period of one month prior and two months following the merger and were either sublet or remained idle until the end of the lease term. Rent costs following the merger until closures were finalized and employees were moved were charged to expense as incurred. The redundant assets which were written off in connection with the merger included the net book value of abandoned leasehold improvements, scrapped computer equipment, scrapped documentation and product inventory with predecessor company names and prepaid license inventory related to a version of the Unidata database product which was no longer sold following the merger. All assets were scrapped or disposed of within two months following the merger. Benefits related to reduced salaries, rent and depreciation began to be realized immediately following the merger. The annual cost reductions resulting from these actions totals approximately $14.7 million, $700,000 of which has no cash flow impact. As of December 31, 1998, $1,312,000 of accrued merger costs remain unpaid comprised principally of future rental obligations on idle facilities and severance associated with longer term arrangements with senior executives.

In 1996, Ardent recorded non-recurring charges of $4,322,000. These charges related to two separate restructurings undertaken by Ardent in May and December 1996. In May, Ardent recorded a $2,125,000 restructuring charge associated with the downsizing of the ObjectStudio product line and associated development efforts. The charge included approximately $1,900,000 in employee severance and benefits related to the immediate termination of 50 employees, $153,000 for the write-off of capitalized software and $72,000 for facility abandonment. In December, Ardent recorded a $2,197,000 restructuring charge associated with further staff reductions throughout all areas of Ardent, as well as the write-off of certain intangible assets associated with discontinued product lines. The charge included approximately $1,591,000 in employee severance and benefits related to the immediate termination of 34 employees and $606,000 for the write off of the remaining net book value of technology purchased in 1992, the development of which ceased with the first version of UniVerse Release 9. At December 31, 1998, all amounts provided for in connection with these restructurings had been paid.

In December 1996, as part of Ardent's ongoing efforts to direct the business towards growth areas, management, at the direction of the board of directors, undertook a review of all existing businesses, including those acquired through a merger with Easel Corporation, which had been accounted for as a pooling-of-interests. Following this review, in December 1996, management recommended, and the board of directors approved, a comprehensive plan to exit businesses which did not fit with Ardent's strategic plan. In general, these businesses represented portions of the business with minimal profitability and lower future growth prospects. Among the product lines and businesses to be discontinued or abandoned were certain product lines of business present at the date of the merger with Easel Corporation. Because these dispositions were not contemplated at the date of the merger, and are therefore outside of the normal course of business, they have been presented as an extraordinary item in accordance with Accounting Principles Board Opinion No. 16. The extraordinary item aggregated $2,382,000 and had no associated tax benefit. See Note 9 to the Ardent consolidated financial statements for further discussion. In addition to the asset impairments recorded, a charge of approximately $3,536,000 (pre-tax) was recorded to merger, exit and restructuring costs representing severance for employees of the affected lines of business ($417,000), closure of facilities used for those lines of business ($1,419,000), and cash commitments made to fund a joint venture related to the affected lines of business ($1,700,000). As of December 31, 1998, $800,000 remains unpaid comprised of facility costs.

PURCHASE OF IN-PROCESS SOFTWARE DEVELOPMENT

The 1997 results of operations include a charge of $3,040,000 for purchased in-process technology associated with the acquisition of O2 Technologies. O2 was a database software company, which developed, marketed, sold, and supported an object database management system. Object databases are databases which allow programmers to change aspects of the database without impacting other segments of the entire software system, thus reducing overall product development time. In connection with the acquisition, Ardent issued 248,549 shares of common stock. Some of these products were only partially complete and others were under development. The classification of the technology as complete or under development was made in accordance with the guidelines established by Statement of Financial Accounting Standards No. 86 ("SFAS 86"), Statement of Financial Accounting Standards No. 2 ("SFAS 2") and Financial Accounting Standards Board Interpretation No. 4 ("FIN 4"). At the time of acquisition, O2 had two new software products under development, O2 Database version 5.0 and O2 Database version 5.1. Development of version 5.0 began in early 1997. At the time of the close of the transaction, approximately 65% of version 5.0 was complete, based on a cost-based percentage of completion valuation method. O2 version 5.0 differs from previous version 4.6 in that it offers improved performance for larger databases by providing significant additional ease of integration and adaptability to change in larger environments. This version was also made available on new software platforms. As of the acquisition date, a working model had not been completed for the product. The working model was subsequently completed and the completeness was confirmed through product testing and quality assurance processes. Based on an estimate revenue stream through 2000 with anticipated growth ranging from 45% to (53)%, estimated margins ranging from 25% to 29%, and a 30% discount rate, the acquired in-process development was valued at $1,642,000. Ardent invested an additional $1,300,000 in this product and the product was released in June 1998. Development of version 5.1 also began in early 1997. At the time of the close of the transaction, approximately 15% of this product was complete, based upon a cost-based percentage of completion methodology. O2 version 5.1 differs from 5.0 due to the additional features which increase speed, increase the performance of large data sources and include additional interface features which conform to industry standards. As of the acquisition date, a working model had not been completed for the product. It is expected that a working model will be completed by the end of March 1999. Based on an estimated revenue stream through 2001, anticipated growth ranging from 200% to (23%), estimated margins ranging from 26% to 41%, and a 30% discount rate, the acquired in-process research and development associated with this product was valued at $1,398,000. The discount rate was based on the assumption that a reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to the risk inherent in the constant development of new software for future product releases. Ardent has invested approximately $1,000,000 in this product since the acquisition and expects to invest an additional $1,650,000 in this product before its scheduled release date in March 1999. Both in-process projects continue to progress, in all material respects, consistently with the assumptions that Ardent used for estimating the fair value. The estimates did not consider any synergies expected to be achieved as a result of the acquisition. The inability of Ardent to complete the technology within the expected timeframe could materially impact future revenues and earnings, which could have a material adverse effect on Ardent's business, financial condition and results of operations.

The 1996 results of operations include a charge of $4,900,000 for purchased in-process technology associated with the acquisition of System Builder. System Builder was a software tools development company. In connection with the acquisition, Ardent issued 572,097 shares of common stock. Some of the products were only partially complete and others were under development. The classification of the technology as complete or under development was made in accordance with the guidelines established by SFAS 86, SFAS 2 and FIN 4. At the date of the acquisition, System Builder had three new software products under development. The first was SB+3.3.2 which is a tool which assists programmers in the development of applications. The second was SBClient 2.2.5 which is a product which provides a consistent visual front end interface between a client personal computer and a server, regardless of the platform on which the server is running. Both of these products were approximately 65% complete at the acquisition date. The third in-process product was SQLator which is a product which assists in the migration of an application to an Oracle database. This product was approximately 40% complete at the acquisition date. Working models were not completed for any of the three products at the acquisition date. The working models were subsequently completed and the completeness was confirmed through product testing and quality assurance procedures. Estimates of fair value considered three traditional approaches to valuation; the cost approach, the market approach, and the income approach. The income approach was used to value the in-process technology and assumed a revenue stream through 2000 with revenue growth ranging from 260% to (55%), and operating margins ranging from (7%) to 54%. It is the nature of the business to be constantly developing new software for future product releases. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with the incomplete technology were discounted at a rate of 26%. The estimates did not consider any synergies expected to be achieved as a result of the acquisition. SB+ and SBClient were released in December 1996 and approximately $1,760,000 was incurred to complete the two products. SQLator was released in February 1997 and $1,280,000 was incurred to complete the product. The progression of the projects to completion was substantially consistent with the expectations at the time of the acquisition.

LOSS ON DISPOSAL OF FOREIGN SUBSIDIARY

In 1997, Ardent sold the stock of its subsidiary in Spain and wrote off its investment in its joint venture in India, and recorded non-recurring charges of $602,000 related to the transactions. Since these charges are of a capital loss nature, for income tax purposes they are deductible only to the extent that they can be offset against capital gains. Because capital transactions of this type occur very infrequently, no tax benefit was recorded for this loss.

OTHER INCOME AND EXPENSE

Other income was $190,000 for the year ended December 31, 1998, as compared to expense of $1,984,000 for the year ended December 31, 1997. This fluctuation is due to a decrease in debt of approximately $19,000,000 year over year reducing interest expense by approximately $1,200,000. This fluctuation is also due to the change in the treatment of the lease on Ardent's principal operating facility from a capital to an operating lease, the elimination of the associated interest expense of approximately $500,000, and the gain of approximately $600,000 recorded because of the change in classification.

Other expense increased slightly to $1,984,000 during 1997, as compared to $1,815,000 in 1996. The increase was due to an increase in the balance of the line of credit during 1997 in order to finance a portion of the acquisition of O2 Technologies.

COMMITMENTS

In the quarter ended March 1998, Ardent renegotiated the lease of its principal operating facility. The lease had been classified as a capital lease. As a result of this renegotiation, the term of the lease was modified and reduced from 20 years to 14 years. As a result of this modification, the lease no longer qualifies as a capital lease and has been reclassified as operating. In connection with this reclassification, Ardent removed the asset and liability from the balance sheet and recorded a net gain of approximately $600,000 as a component of other income (expense).

INCOME TAXES

Ardent recorded a provision for income taxes of $3,131,000 for the year ended December 31, 1998. This represents an annual effective income tax rate of 36%, excluding the impact of non-deductible merger charges, which caused a 65% effective income tax rate seen in the financial statements. For the year ended December 31, 1997, Ardent recorded a provision for income taxes of $1,149,000, or a 15% annual effective income tax rate. The 1996 effective tax rate of 19% differed from the statutory rate of 35% principally due to the generation of foreign losses for which no tax benefit was recorded.

Ardent recorded a $1,149,000 tax provision in 1997 on a loss before tax of $7,772,000. The provision included a non-deductible charge for in-process research and development. The 1997 tax provision was a result of the above mentioned non-deductible charges and losses generated in foreign jurisdictions for which future benefit was uncertain. Future effective tax rates will be dependent on a number of factors including, but not limited to, the geographical mix of earnings. Total deferred tax assets, net of liabilities, amount to $12,374,000 against which Ardent has provided a valuation allowance of $5,652,000 at December 31, 1997. Realization of Ardent's net deferred tax assets is dependent upon Ardent generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss carryforwards.

FOREIGN CURRENCY TRANSLATION

Ardent hedges its exposure to foreign currency fluctuations through foreign exchange forward contracts. As of December 31, 1998, Ardent had foreign exchange forward contracts outstanding used to hedge foreign exchange exposure on billings to its principal international subsidiaries. These contracts are composed of contracts to sell foreign currency aggregating $9,302,000 of notional amount, principally British pounds and French francs. These contracts are short-term in duration, typically 90 days. These contracts have limited market risk, since decreases or increases in the unrealized gain or loss on any position is generally fully offset by corresponding increases or decreases in gains and losses on the intercompany balances being hedged. Credit risk is limited to the risk that counterparties to these contracts fail to deliver at maturity. Ardent deals only with reputable financial institutions in entering into these contracts and therefore believes that credit risk is insignificant. Currency forward contracts are used only to hedge identified foreign currency commitments and are never held for speculative purposes. The gains and losses associated with currency rate changes on these contracts, net of the corresponding gains and losses on the hedged intercompany accounts, are recorded as a component of other income/expense in the period the change occurs. Foreign exchange gains or losses were not material in any period presented.

INFLATION

Certain of Ardent's expenses increase with general inflation in the economy. However, Ardent does not believe that its results of operations have been, or will be, adversely affected by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Ardent invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, Ardent's working capital line of credit agreement provides for borrowings which bear interest at a variable rate based on a prime rate. As of December 31, 1998 Ardent had no borrowings outstanding pursuant to the credit agreement. Ardent believes that the effect, if any, of reasonably possible near-term changes in interest rates on Ardent's financial position, results of operations and cash flows should not be material.

Ardent is exposed to changes in foreign currency exchange primarily in its cash and foreign currency transactions. Ardent holds foreign exchange forward contracts. Derivative instruments used by Ardent in its hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. Analytic techniques are used to manage and monitor foreign exchange risk and include market valuation. Ardent believes that it is managing the foreign exchange exposure through its cash management and hedging policies. This exposure is not considered material to Ardent's financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Ardent has funded its operations to date primarily through sales of equity securities and positive cash flow from operations, including sales of receivables to certain finance companies. At December 31, 1998, Ardent had $24,167,000 in cash and equivalents and $13,087,000 in working capital ($27,123,000 excluding deferred revenue, the satisfaction of which will have no significant cash impact). As of December 31, 1997, Ardent had $24,155,000 in cash and equivalents and $12,548,000 in working capital ($25,779,000 excluding deferred revenue, the satisfaction of which will have no significant cash impact).

Ardent has a working capital line of credit with a bank under which Ardent may borrow, on a secured basis, up to the lesser of $12,500,000 or 70% to 80% of eligible domestic and foreign accounts receivable, conditioned upon meeting financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth and liquidity. The line of credit also prohibits Ardent from paying dividends. Interest on outstanding borrowings is at the bank's prime rate plus 1.25% to 0.25%, depending on Ardent's tangible net worth. At December 31, 1998, the applicable interest rate was 7.75% and there were no borrowings outstanding under the line of credit facility. As of that date $10,200,000 was available to Ardent under the arrangement.

As of December 31, 1998, Ardent's accounts receivable, net of the allowance for doubtful accounts, were $21,238,000, compared to $21,161,000 at December 31, 1997. Ardent's allowance for doubtful accounts has decreased considerably from $6,129,000 at the end of 1997, to $3,351,000 at the end of 1998. This decrease was due to the utilization of reserves in 1998 for specifically identified Unidata key value-added resellers and end-user sites that had denied full payment in 1997 on their outstanding balances because of technical or invoicing issues. Prior to the merger, Unidata occasionally experienced technical issues at key value-added resellers and end-user sites for which Unidata accepted product returns or would grant partial credit, even though there was no contractual obligation to provide such credit. Ardent has experienced a 16% increase in revenues and has been able to maintain its strong collection efforts, reducing the outstanding accounts receivable balance from approximately $27,290,000 at the end of 1997 to $24,589,000 at the end of 1998.

In 1998, Ardent generated approximately $8,900,000 through the sale of securities and approximately $18,900,000 through operations. Ardent used approximately $8,000,000 in the acquisition of fixed assets, software development costs capitalized, and expenditures made on the cash surrender value of officers' life insurance. Throughout 1998, Ardent paid down debt of approximately $19,800,000, most of which was represented by Unidata's outstanding line of credit, stockholder's notes, and subordinated note. Current liabilities were $39,014,000 at December 31, 1998, comprised principally of deferred revenue and accrued expenses.

Ardent believes that its available cash, anticipated cash generated from operations based upon its operating plan, and amounts available under its credit facility will be sufficient to finance Ardent's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the year ended December 31, 1998, Ardent transferred its rights to certain accounts receivable to finance companies in exchange for cash payments. Receivables sold under these arrangements aggregated $13,200,000 and $7,150,000 in the years ended December 31, 1998 and 1997, respectively.

Ardent, together with a third-party leasing company, offers a leasing program available to current and potential customers. Under the program, customers are able to purchase Ardent products through operating and capital leases with a third-party lessor. All sales under this program are subject to Ardent's normal revenue recognition policies and are made without recourse to Ardent. Sales under the program in the years ended December 31, 1998 and December 31, 1997, totaled approximately $1,632,000 and $1,536,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which Ardent will be required to adopt effective January 1, 2000. Statement No. 133 establishes standards for reporting and accounting for derivatives instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. Ardent has not yet completed its evaluation of Statement No. 133, and is, therefore, unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

In December 1998, the AICPA released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when the following conditions exist: (1) there is vendor-specific objective evidence, or VSOE, of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting; (2) VSOE of fair value does not exist for one or more of the delivered elements; and (3) all revenue recognition criteria of SOP 97-2, other than the requirement for VSOE of the fair value of each delivered element, are satisfied.

The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. Ardent does not expect the adoption of SOP 98-9 to have a material effect on its consolidated financial position or results of operations.

EUROPEAN UNION CURRENCY CONVERSION

On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending on June 30, 2002, both the Euro and each of the currencies for those member nations will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries will be transacted in both the Euro and the existing national currency during the transition period. Of the eleven countries currently using the Euro Ardent has subsidiary operations in two and distributor relationships in the other nine.

Ardent has assessed the potential impact of the Euro conversion in a number of areas, particularly including marketing and product development. For instance, Ardent has considered whether the common currency will adversely affect its pricing strategies for individual European countries. Although Ardent does not currently expect that the conversion, either during or after the transition period, will adversely affect its operations or financial condition, the conversion has only recently been implemented and there can be no assurance that it will not have some unexpected adverse impact.


PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

Ardent regards certain of its technologies as proprietary and relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to establish and protect its proprietary rights. These steps may not be sufficient to prevent or deter others from copying or stealing such proprietary rights and do not prevent competitors from independently developing technology that is equivalent or superior to Ardent's technology. In addition, while Ardent does not believe that its products, trademarks, or other proprietary rights infringe upon the proprietary rights of others, it is possible that others will assert that they do. The cost of responding to such an assertion may be significant, even if the assertion is false. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs.

YEAR 2000 READINESS DISCLOSURE

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

State of Readiness -- Ardent has made assessments of the Year 2000 readiness of its internal information technology systems, system services provided by third-party software and the software solutions that Ardent provides to its customers. These assessments include:

     - quality assurance testing of Ardent's internally developed proprietary software;

     - contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to Ardent's business;

     - contacting third-party suppliers of material systems; and

     - assessment and implementation of repair or replacement requirements.

Ardent has prepared and made available to its customers a Year 2000 readiness statement addressing its products. Ardent has been informed by most of its vendors of material hardware and software components that the products of these vendors used by Ardent are currently Year 2000 compliant. Ardent has also performed testing on its internally developed systems. Ardent expects to complete all such testing and assessment by May 31, 1999.

Costs -- To date, Ardent has not incurred material incremental expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of the expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters. At this time, Ardent does not possess the information necessary to estimate the potential costs of the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Based on testing to date, Ardent does not anticipate that such expenses will be material. Such expenses, if higher than anticipated, could have a material adverse effect on Ardent's business, results of operations and financial condition.

Risks -- Ardent is not aware of any Year 2000 compliance problems relating to its proprietary products or systems that would, despite efforts to avoid or fix such problems, have a material adverse effect on Ardent's business, results of operations and financial condition. There can be no assurance that Ardent will not discover Year 2000 compliance problems in its proprietary products that will require substantial revisions. In addition, there can be no assurance that third-party software, hardware or services incorporated into its material systems will not need to be revised or replaced, all of which could be time consuming and expensive. The failure of Ardent to fix its proprietary products, if necessary, or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on Ardent's business, results of operations and financial condition. Moreover, failure to adequately address Year 2000 compliance issues in its products and its systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

Contingency Plans -- Pending completion of its testing and assessment procedures, Ardent has not developed any plans for likely scenarios involving Year 2000 failures. If, when its testing and assessment is complete, it appears reasonably likely that such a failure may occur, Ardent intends to develop appropriate plans to deal with such contingencies.


FACTORS AFFECTING FUTURE RESULTS

Ardent operates in a rapidly changing environment that involves a number of risks, many of which are beyond Ardent's control. The following discussion highlights some of these risks.

The Company's future operating results may vary substantially from period to period. The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter extremely uncertain. Quarterly fluctuations may be caused by several factors including but not limited to timing of customer orders, adjustments of delivery schedules to accommodate customer or regulatory requirements, timing and level of international sales, mix of products sold, and timing of level of expenditures for sales, marketing and new product development. The Company generally ships its products upon receipt of orders and maintains no significant backlog. The Company has experienced a pattern of recording 45% to 55% of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of that third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and a substantial portion of the Company's costs and expenses, including costs of personnel and facilities, cannot be easily reduced. As a result, if projected revenues are not achieved in the expected time frame, the Company's results of operations for that quarter would be adversely affected. Accordingly, the results of any one period may not be indicative of the operating results for future periods.

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

Approximately 36% of the Company's total revenue in fiscal 1998 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations of foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuations on such results. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

Independent Auditors' Reports................................................20
Consolidated Balance Sheets as of December 31, 1998 and 1997.................22
Consolidated Statements of Operations for each of the years
ended December 31, 1998, 1997 and 1996 (restated)............................23
Consolidated Statements of Stockholders' Equity for each of
the years ended December 31, 1998, 1997 and 1996.............................24
Consolidated Statements of Comprehensive Income (Loss) for
each of the years ended December 31, 1998, 1997 and 1996.....................25
Consolidated Statements of Cash Flows for each of the years
ended December 31, 1998, 1997 and 1996.......................................26
Notes to Consolidated Financial Statements...................................27
Selected Quarterly Financial Data (unaudited)................................42

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ARDENT SOFTWARE, INC.:

We have audited the consolidated balance sheets of Ardent Software, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Unidata, Inc., which has been accounted for as a pooling-of-interests as described in Note 1 to the consolidated financial statements. We did not audit the statement of operations, stockholders' equity and cash flows of Unidata, Inc. for the year ended June 30, 1996, which statements reflect total revenues of $41,233,000 for the year ended June 30, 1996. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Unidata, Inc. for 1996 as described above, is based solely on the report of such auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the statement of operations for the year ended December 31, 1996 has been restated.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 22, 1999 (March 30, 1999 as to Note 13).

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF UNIDATA, INC. AND SUBSIDIARIES:

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1996 of Unidata, Inc. and Subsidiaries (not included separately herein) present fairly, in all material respects, the consolidated results of their operations and cash flows for the year ended June 30, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
October 25, 1996

                              ARDENT SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                                                DECEMBER 31,
                                                                                                      --------------------------
                                                                                                         1998            1997
                                                                                                      --------          --------
                                              ASSETS
Current assets:
Cash and equivalents ...........................................................................      $ 24,167          $ 24,155
Accounts receivable (less allowances for doubtful
accounts, $3,351 in 1998 and $6,129 in 1997) ...................................................        21,238            21,161
Prepaid expenses and other current assets ......................................................         5,062             6,101
Deferred income taxes ..........................................................................         1,634             1,843
                                                                                                      --------          --------

             Total current assets ..............................................................        52,101            53,260
                                                                                                      --------          --------

Property and equipment:
Building under capital lease ...................................................................            --             9,689
Computer equipment .............................................................................        14,502            13,378
Office furnishings and fixtures ................................................................         4,807             6,621
Leasehold improvements .........................................................................         2,011             1,584
                                                                                                      --------          --------

             Total .............................................................................        21,320            31,272
Less accumulated depreciation and amortization .................................................        14,733            15,356
                                                                                                      --------          --------

             Property and equipment -- net .....................................................         6,587            15,916
                                                                                                      --------          --------

Other long-term assets:
Goodwill -- net ................................................................................         7,772             9,073
Purchased technology -- net ....................................................................         3,706             5,507
Other intangibles -- net .......................................................................         3,155             2,665
Other long-term assets .........................................................................         5,085             2,743
Deferred income taxes ..........................................................................         4,398             4,820
                                                                                                      --------          --------

             Total other long-term assets ......................................................        24,116            24,808
                                                                                                      --------          --------

Total ..........................................................................................      $ 82,804          $ 93,984
                                                                                                      ========          ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit .................................................................................      $     --          $  7,357
Current portion of capital lease obligation ....................................................            --               216
Accounts payable ...............................................................................         5,476             4,995
Accrued compensation ...........................................................................         4,289             2,364
Accrued expenses ...............................................................................        13,101            11,464
Accrued merger and restructuring costs .........................................................         2,112             1,068
Deferred revenue ...............................................................................        14,036            13,248
                                                                                                      --------          --------

             Total current liabilities .........................................................        39,014            40,712
                                                                                                      --------          --------

Long-term liabilities:
Non-current debt and other long-term liabilities ...............................................            --            21,190
                                                                                                      --------          --------

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, authorized, 10,000,000 shares; issued, none
Common stock, $.01 par value, authorized, 40,000,000 shares; issued, and
outstanding, 15,745,275 in 1998 and 14,361,844 in 1997 .........................................           157               143
Additional paid-in capital .....................................................................        68,774            58,653
Accumulated deficit ............................................................................       (21,883)          (23,520)
Cumulative translation adjustment ..............................................................          (244)             (152)
Treasury stock at cost, 280,082 shares .........................................................        (2,956)           (2,956)
Unearned compensation ..........................................................................           (58)              (86)
                                                                                                      --------          --------

             Total stockholders' equity ........................................................        43,790            32,082
                                                                                                      --------          --------

Total ..........................................................................................      $ 82,804          $ 93,984
                                                                                                      ========          ========

                 See notes to consolidated financial statements.

           ARDENT SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                      1998               1997              1996
                                                                                      ----               ----              ----
                                                                                                                      (Restated, see
                                                                                                                         Note 13)
Revenue:
Software ..................................................................         $  70,200          $  58,812          $  61,805
Services and other ........................................................            49,060             43,916             48,694
                                                                                    ---------          ---------          ---------

            Total revenue .................................................           119,260            102,728            110,499
                                                                                    ---------          ---------          ---------

Costs and expenses:
Cost of software ..........................................................             7,953              9,211              8,864
Cost of services and other ................................................            22,511             24,825             26,807
Selling and marketing .....................................................            41,761             40,786             40,116
Product development .......................................................            17,576             16,924             16,649
General and administrative ................................................             9,986             13,128             12,920
Merger, exit and restructuring costs ......................................            14,895                 --              7,858
Purchased technology ......................................................                --              3,040              4,900
Loss on disposal of subsidiary ............................................                --                602                 --
                                                                                    ---------          ---------          ---------

            Total costs and expenses ......................................           114,682            108,516            118,114
                                                                                    ---------          ---------          ---------

Income (loss) from operations .............................................             4,578             (5,788)            (7,615)
                                                                                    ---------          ---------          ---------

Other income (expense):
Other income -- net .......................................................               579                981                461
Interest expense ..........................................................              (389)            (2,965)            (2,100)
Loss on investment in joint venture .......................................                --                 --               (176)
                                                                                    ---------          ---------          ---------

Total other income (expense) ..............................................               190             (1,984)            (1,815)
                                                                                    ---------          ---------          ---------

Income (loss) before provision for (benefit from) income
taxes and extraordinary item ..............................................             4,768             (7,772)            (9,430)
Provision for (benefit from) income taxes .................................             3,131              1,149             (1,819)
                                                                                    ---------          ---------          ---------

Income (loss) before extraordinary item ...................................             1,637             (8,921)            (7,611)
Extraordinary loss -- disposal of assets acquired in a
pooling of interests ......................................................                --                 --             (2,382)
                                                                                    ---------          ---------          ---------

Net income (loss) .........................................................         $   1,637          $  (8,921)         $  (9,993)
                                                                                    =========          =========          =========

Basic income (loss) per common share:
Before extraordinary item .................................................         $    0.11          $   (0.65)         $   (0.58)
                                                                                    ---------          ---------          ---------

Net income (loss) .........................................................         $    0.11          $   (0.65)         $   (0.76)
                                                                                    =========          =========          =========

Diluted income (loss) per common share:
Before extraordinary item .................................................         $    0.10          $   (0.65)         $   (0.58)
                                                                                    ---------          ---------          ---------

Net income (loss) .........................................................         $    0.10          $   (0.65)         $   (0.76)
                                                                                    =========          =========          =========

Shares for basic computation ..............................................            14,790             13,751             13,071
Shares for diluted computation ............................................            16,724             13,751             13,071
                                                                                    =========          =========          =========

                 See notes to consolidated financial statements.

                              ARDENT SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                           Common Stock      Additional                          Cumulative
                                          ---------------     Paid-In    Accumulated  Translation  Treasury   Unearned
                                          Shares   Amount     Capital      Deficit     Adjustment   Stock   Compensation  Total
                                          ------   ------     -------      -------     ----------   -----   ------------  -----

Balance, January 1, 1996                12,765,074   $127      $45,194     $ (3,818)     $ (188)    $    --      $  --    $41,315

Issuance  of stock for cash ...........    503,737      5        3,603                                                      3,608
Acquisition of System Builder .........    572,097      6        3,828                                                      3,834
Repurchase and retirement of common
 stock ................................    (51,480)               (131)        (239)                                         (370)
Repurchase of common stock (280,082
 shares)...............................                                                              (2,956)               (2,956)
Unearned compensation .................                            140                                            (114)        26
Tax benefit arising from early
 disposition of stock options..........                            192                                                        192
Net loss...............................                                      (9,993)                                       (9,993)
Translation adjustment.................                                                     195                               195
                                        ----------    ----     -------      --------      -----     -------       ----    -------
Balance, December 31, 1996 ............ 13,789,428     138      52,826       (14,050)         7      (2,956)      (114)    35,851

Adjustment to conform pooled
 entity - Unidata
  (See Notes 1 and 10).................                            281        (549)       (100)                              (368)
Issuance  of stock for cash............    323,867       3       1,483                                                      1,486
Acquisition of O2 Technologies.........    248,549       2       3,917                                                      3,919
Unearned compensation .................                                                                           28           28
Tax benefit arising from early
 disposition of stock options .........                            146                                                        146

Net loss ..............................                                      (8,921)                                       (8,921)
Translation adjustment.................                                                    (59)                               (59)
                                        ----------    ----     -------     --------      -----     -------      ----      -------
Balance, December 31, 1997............. 14,361,844     143      58,653      (23,520)      (152)     (2,956)      (86)      32,082

Issuance  of stock for cash ...........  1,383,431      14       8,877                                                      8,891
Unearned compensation..................                                                                           28           28
Tax benefit arising from early
 disposition of  stock options.........                          1,244                                                      1,244
Net income.............................                                       1,637                                         1,637
Translation adjustment.................                                                    (92)                               (92)
                                        ----------    ----     -------     --------      -----     -------      ----      -------
Balance, December 31, 1998............. 15,745,275    $157     $68,774     $(21,883)     $(244)    $(2,956)     $(58)     $43,790
                                        ==========    ====     =======     ========      =====     =======      ====      =======


                 See notes to consolidated financial statements.

                              ARDENT SOFTWARE, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                           YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                         1998        1997        1996
                                                         ----        ----        ----

Net income (loss).....................................  $1,637     $(8,921)    $(9,993)
Change in translation adjustment......................     (92)        (59)        195
                                                        ------     -------     -------

Comprehensive net income (loss).......................  $1,545     $(8,980)    $(9,798)
                                                        ======     ========    ========

                 See notes to consolidated financial statements.

                              ARDENT SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                          1998           1997         1996
                                                                          ----           ----         ----
Cash flows from operating activities:
Net income (loss)......................................................  $ 1,637       $(8,921)     $(9,993)
Adjustments to reconcile net income (loss) to cash
 provided by operating activities (net of
 acquisitions):
            Cash provided by Unidata operating activities
              during the six months ended December 31, 1996............       --           694           --
            Depreciation and amortization..............................    8,425         9,474        8,759
            Purchased research and development.........................       --         3,040        4,900
            Equity in loss of joint venture............................       --            --          176
            Deferred income taxes......................................      630            38       (1,984)
            Stock compensation.........................................       28            28           26
            Write-down of assets in connection with exit of
              businesses...............................................       --            --        3,059
            Loss on disposal of assets.................................      280         1,515           33
            Increase (decrease) in cash from:
                  Accounts receivable..................................      (42)        8,896       (3,371)
                  Other current assets.................................    1,115         2,065          642
                  Current liabilities..................................    6,800          (244)       5,730
                                                                         -------       -------       -----

                  Cash provided by operating activities................   18,873        16,585        7,977
                                                                         -------       -------        -----
Cash flows from investing activities:
Expenditures for property and equipment -- net.........................   (2,727)         (593)      (3,622)
Capitalized software costs.............................................   (3,024)       (1,158)      (2,323)
Purchase of a business, net of cash acquired...........................       --        (5,318)     (10,512)
Increase in cash surrender value of officers' life
 insurance and deposits and other......................................   (2,254)       (1,614)        (278)
Cash used in other Unidata investing activities during
 the six months ended December 31, 1996................................       --        (1,737)          --
                                                                         -------       -------     --------

            Cash used in investing activities..........................   (8,005)      (10,420)     (16,735)
                                                                         -------       -------     --------

Cash flows from financing activities:
Sale of common stock...................................................    8,891         1,486        3,608
Repurchases of common stock............................................       --            --       (3,326)
Proceeds from issuance of notes payable................................       --            --       10,963
Borrowing (repayments) under line of credit............................   (7,368)        1,663        1,112
Repayments of capital lease and other obligations......................  (12,431)         (516)        (438)
Borrowings (repayments) under Unidata line of credit
 during the six months ended December 31, 1996.........................       --           600           --
Sale of Unidata common stock during the six months
 ended December 31, 1996...............................................       --           281           --
Cash used by other Unidata financing activities during
 the six months ended December 31, 1996................................       --          (874)          --
                                                                        --------       -------      -------

Cash (used in) provided by financing activities........................ (10,908)         2,640       11,919
                                                                        --------       -------      -------

Effect of exchange rate changes on cash................................      52           (195)        (270)
                                                                        --------       -------      -------

Increase in cash and equivalents.......................................       12         8,610        2,891
Cash and equivalents, beginning of year................................   24,155        15,545       12,654
                                                                        --------       -------      -------

Cash and equivalents, end of year......................................  $24,167       $24,155      $15,545
                                                                         =======       =======      =======


                 See notes to consolidated financial statements.

                              ARDENT SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- In February 1998, Ardent Software, Inc. (formerly known as VMARK Software, Inc.) and subsidiaries (the Company) merged with Unidata, Inc. (Unidata). In connection with the merger, the Company issued 5,749,980 shares of common stock to Unidata shareholders for all of their interest in Unidata. In addition, options outstanding under Unidata's option plans were converted to options under the Company's plans, adjusted only for the impact of the exchange ratio between shares of the two companies. The merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements include the accounts of Unidata for all periods prior to the merger.

Prior to the consummation of the merger, Unidata had a fiscal year ending on June 30 of each year. For purposes of presentation in these consolidated financial statements, the balance sheet of the Company as of December 31, 1997 has been combined with the Unidata balance sheet as of December 31, 1997. The Company's results of operations and cash flows for the year ended December 31, 1997 have been combined with Unidata's results of operations and cash flows for the same period. The Company's results of operations and cash flows for the year ended December 31, 1996 have been combined with the Unidata results of operations and cash flows for the fiscal year ended June 30, 1996. Unidata's summarized statement of operations and cash flows from operations for the six-month period ended December 31, 1996 are included in Note 10 to these consolidated financial statements.

Information regarding the separate revenue and net income (loss) of the combining companies in 1997 and 1996 is presented below. There were no adjustments required to conform the accounting policies of the companies.


                                                                           1997          1996
                                                                           ----          ----
                                                                             (IN THOUSANDS)
Revenue:
Ardent (formerly VMARK)................................................. $ 57,554      $ 69,266
Unidata.................................................................   45,174        41,233
                                                                         --------      -------

             Combined..................................................  $102,728      $110,499
                                                                         ========      ========

Extraordinary item:
Ardent (formerly VMARK)................................................  $     --      $(2,382)
Unidata................................................................        --           --
                                                                         --------      -------
             Combined..................................................  $     --      $(2,382)
                                                                         ========      =======

Net income (loss):
Ardent (formerly VMARK)................................................  $  3,384      $(7,375)
Unidata................................................................   (12,305)      (2,618)
                                                                         --------      -------
             Combined..................................................  $ (8,921)     $(9,993)
                                                                         ========      =======


Nature of the Business -- Ardent Software, Inc. designs, develops, markets, sells and supports software for developing, deploying, and maintaining business applications and data warehousing solutions. The Company also provides a comprehensive range of services, including customer maintenance support, training, on-site assistance and consulting. The Company has operations in the United States, Canada, Europe, Australia, Japan and Africa. Selling and marketing activities are conducted through direct selling efforts, value-added resellers, and distributors throughout the world. Research and development efforts are conducted in the United States, the United Kingdom and Australia.

Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires, out of necessity, the use of estimates to determine the appropriate carrying value of certain assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during each reporting period. Each of these estimates requires the Company to assess past history and to estimate probable outcomes in the future. Actual results could differ from these estimates.

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Foreign Currency Translation -- The functional currency of foreign operations is the local country's currency. Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates at the balance sheet date. Results of operations are translated at average exchange rates prevailing during each period. Translation adjustments are accumulated as a separate component of stockholders' equity and are considered a component of other comprehensive income (loss).

The Company hedges its exposure to foreign currency fluctuations through foreign exchange forward contracts. As of December 31, 1998, the Company had foreign exchange forward contracts outstanding used to hedge foreign exchange exposure on intercompany balances of certain of its international subsidiaries. These contracts are comprised of contracts to sell foreign currency aggregating $9,302,000 of notional amount (principally British pounds and French francs). These contracts are short-term in duration (typically 90 days) and have limited market risk, since decreases or increases in the unrealized gain or loss on any position is generally fully offset by corresponding increases or decreases in gains and losses on the intercompany balances being hedged. Credit risk is limited to the risk that counterparties to these contracts fail to deliver at maturity. The Company deals only with reputable financial institutions in entering into these contracts and commitments and are never held for speculative purposes. The gains and losses associated with currency rate changes on these contracts, net of the corresponding gains and losses on the hedged intercompany accounts, are recorded as a component of other income/expense in the period the change occurs. Foreign exchange gains or losses were not material in any period presented.

Revenue Recognition -- Prior to 1998, revenue from software license sales was recognized upon shipment of the product. To the extent that insignificant obligations remained after delivery, costs associated with those obligations were accrued at the time that revenue was recognized. Effective January 1, 1998, the Company adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2). Since that date, revenue from software license sales continues to be recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined; to the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from consulting and training services is recognized as those services are rendered. Adoption of the provisions of SOP 97-2 did not have a significant impact on the consolidated results of operations or financial position of the Company.

Concentration of Credit Risk -- The Company sells its products to various companies in several industries. The Company performs on-going credit evaluations of its customers and maintains allowances for potential credit losses, and such losses have been within management's expectations. The Company generally requires no collateral from its customers.

Advertising Costs -- Advertising costs, included in selling and marketing expenses, are expensed as incurred and were approximately $1,966,000, $1,045,000 and $1,198,000 in 1998, 1997 and 1996, respectively.

Software Development Costs -- Certain software development costs for products and product enhancements are capitalized after technological feasibility has been established (generally when a working model is complete). Such costs are included in intangible assets and are amortized over the estimated useful lives (two to three years) in an amount equal to the greater of the amount computed using the ratio of current revenues to total expected revenues in a product's expected life or straight line. Related accumulated amortization was approximately $2,387,000 and $2,255,000 at December 31, 1998 and 1997,
respectively. Research and development costs and software development costs incurred before technological feasibility has been established are expensed as incurred.

Property and Equipment -- Purchased property and equipment is recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease period. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the life of the lease, whichever is shorter. Capitalized cost of the leased assets was $9,689,000 and related accumulated amortization was $1,493,000 at December 31, 1997. The Company renegotiated the lease of its principal operating facility in the first quarter of 1998, and as a result of this renegotiation, the lease no longer qualified as a capital lease. The Company has re-classified the lease as operating, removed the asset and liability from the balance sheet, and recorded a net gain of approximately $600,000 as a component of other income (expense) (see Note 3).

Intangible Assets -- Intangible assets, other than capitalized software development costs, are principally comprised of purchased technology and goodwill and are recorded at cost. Amortization expense is recorded to costs of software or other operating categories depending on the use of the related intangible asset. Amortization expense is provided on a straight-line method over the estimated life of the asset (two to seven years) and totaled, together with amortization of capitalized software costs described above, $5,062,000, $4,378,000, and $4,381,000 in the years ended December 31, 1998, 1997, and 1996, respectively. The Company periodically reviews the carrying value of intangible assets in relation to expectations of nondiscounted future cash flows attributable to each asset. A permanent

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

impairment in the value of an intangible asset is recognized in operating results in the period the impairment occurs. Accumulated amortization was $10,251,000 and $12,964,000 at December 31, 1998 and 1997, respectively.

Cash Equivalents -- The Company considers all short-term, highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents.

Supplemental cash flow information is as follows (in thousands):


                                                                   YEAR ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                 1998       1997        1996
                                                                 ----       ----        ----
Cash paid for income taxes....................................   $365      $  787      $  672
Cash refunds of income taxes..................................    728       1,913       3,406
Cash paid for interest........................................    389       2,965       2,100
Stock issued in purchase acquisition..........................     --       3,919       3,834


Income Taxes -- Deferred taxes are provided to reflect temporary differences in the basis between book and tax assets and liabilities and certain loss and credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates (see Note 5).

Income (Loss) Per Common Share -- Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share reflects the effect of the Company's outstanding options, except where such items would be anti-dilutive.

A reconciliation between shares used for the computation of basic and diluted income (loss) per common share is as follows (in thousands):


                                                                            YEAR ENDED
                                                                  --------------------------------
                                                                   1998         1997         1996
                                                                   ----         ----         ----
Shares for basic computation..................................    14,790       13,751       13,071
Effect of dilutive stock options..............................     1,934           --           --
                                                                   -----       ------       ------

Shares for diluted computation................................    16,724       13,751       13,071
                                                                  ======       ======       ======

Potential shares from option exercises excluded from the diluted calculation due to anti-dilution in the years ended December 31, 1997 and 1996 were 501,000 and 750,000, respectively.

Fair Value of Financial Instruments -- Financial instruments held or used by the Company include cash and its equivalents, accounts receivable, accounts payable, capital lease obligations and forward foreign currency contracts. The fair values of these instruments, which could change if market conditions change, are based on management's estimates. With the exception of forward contracts, management believes that the carrying value of these instruments approximates fair value. At December 31, 1998 there was an unrealized gain on foreign exchange contracts of approximately $66,000. The unrealized gain on foreign exchange contracts at December 31, 1997 was approximately $107,000.

Stock-Based Compensation -- Compensation cost associated with awards of stock or options to employees is measured using the intrinsic value method. Tax benefits associated with early exercise of stock options are generally recorded as increases to additional paid-in capital (see Note 4).

New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No.
133), which the Company will be required to adopt effective January 1, 2000. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is, therefore, unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

In December 1998, the AICPA released Statement of Position No. 98-9, (SOP 98-9) "Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company does not expect the adoption of SOP 98-9 to have a material effect on its consolidated financial position or results of operations.

Changes in Presentation -- Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  MERGERS AND ACQUISITIONS

       Merger with Unidata, Inc.

On February 10, 1998, the Company merged with Unidata, Inc. (see Notes 1 and 10).

       Acquisitions

Agreement to Acquire Prism Solutions, Inc. -- On November 19, 1998 the Company signed a definitive agreement to acquire all of the stock of Prism Solutions, Inc. ("Prism"), a provider of tools and solutions to the data warehousing market. The agreement provides for Prism shareholders to receive 0.13124 shares of Ardent common stock for each share of Prism common stock. The transaction is expected to be completed by April 30, 1999. Total consideration is estimated at approximately $49,000,000; consisting of approximately $42,400,000 representing the value of Ardent shares to be issued for Prism outstanding shares and approximately $6,600,000 representing the value of Ardent stock options exchanged for Prism stock options. Stock options will be exchanged using the same ratio as for common shares. The acquisition will be accounted for as a purchase.

During the last three years, the Company has made the following additional acquisitions, all of which were accounted for as purchases and the results of operations included with those of the Company from the date of acquisition (amounts in thousands):


                                                            FAIR VALUE OF      NET LIABILITIES           TOTAL
                COMPANY ACQUIRED              CASH PAID     SHARES ISSUED          ASSUMED           CONSIDERATION
                ----------------              ---------     -------------      ---------------       -------------
Integrasoft (June 1998)...................     $   --          $   --             $  405                $   405
O2 Technologies (December 1997)...........      5,530           3,919              2,090                 11,539
FT Technology Institute (January
1996).....................................        360              --                 --                    360
Marine, S.A. (July 1996)..................        561              --                 --                    561
System Builder (November 1995)............     10,509           3,834                 --                 14,343


Integrasoft -- Integrasoft (doing business as Dovetail) was a meta data transformation technology company which developed software to allow for management and re-use of meta data. In connection with the acquisition, the Company assumed approximately $405,000 in liabilities. Of this total consideration paid, $398,000 was allocated to goodwill.

O2 Technologies -- O2 Technologies ("O2") was a database software company which developed, marketed, sold and supported an object database management system. In connection with the acquisition, the Company issued 248,549 shares of common stock. Of the total consideration paid, $3,040,000 was allocated to research and development in process, for which no alternative use existed, and was charged to expense at the date of consummation. The remainder of the purchase price was allocated to purchased technology and goodwill based upon fair values. At the time of acquisition, O2 had two new software products under development, O2 Database version 5.0 and O2 Database version 5.1. Development of version 5.0 began in early 1997. At the time of the close of the transaction, approximately 65% of version 5.0 was complete, based on a cost-based percentage of completion valuation method. Ardent invested an additional $1,300,000 in this product following acquisition and the product was released in June 1998. Development of version 5.1 also began in early 1997. At the time of the close of the transaction, approximately 15% of this product was complete, based upon a cost-based percentage of completion methodology. Ardent has invested approximately $1,000,000 in this product since the acquisition and expects to invest an additional $1,650,000 in this product before its scheduled release date in March 1999. Both projects have progressed, in all material respects, consistently with the assumptions that Ardent used for estimating the fair value. The inability of Ardent to complete the technology within the expected timeframe could materially impact future revenues and earnings, which could have a material adverse effect on Ardent's business, financial condition and results of operations.

FT Technology Institute -- FT Technology Institute operated as an education and service training business based in Sydney, Australia. The purchase price was allocated between property and equipment and goodwill based upon fair values. In December 1996, the Company decided to withdraw from this line of business. The writedown of the remaining net book value of related assets and employee termination costs are included in the results of operations in 1996 as a component of costs and expenses (See Note 9).

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Marine, S.A. -- Marine, S.A. was a french software distributor known as Patio ("Patio"). The purchase price was allocated between property and equipment and goodwill based upon estimated fair values on the acquisition date.

System Builder -- System Builder was a software tools development company. In connection with the acquisition, the Company issued 572,097 shares of common stock. Of the total consideration paid, $4,900,000 was allocated to research and development in process, for which no alternative use existed, and was charged to expense at the date of consummation. The remainder of the purchase price was allocated to property and equipment, identifiable intangible assets and goodwill based upon fair values. At the time of acquisition, System Builder had three new software products under development, SQLator and new versions of the System Builder development tool, SB+ and the client-based version of the tool, SBClient. SB+ and SBClient were released in December 1996 and approximately $1,760,000 was incurred to complete the two products. SQLator was released in February 1997 and $1,280,000 was incurred to complete the product. The progression of the projects to completion was substantially consistent with the expectations at the time of the acquisition.

Pro Forma Results of Operations -- The results of operations for the acquired entities were not significant to the Company in either 1998 or 1997. Accordingly, pro forma information has not been presented.

3.  FINANCING AND LEASING ARRANGEMENTS

LEASING ARRANGEMENTS

The Company leases office facilities, motor vehicles and certain office furnishings under noncancelable operating lease agreements expiring on various dates through 2008. Total rent expense under all operating leases for the years ended December 31, 1998, 1997 and 1996 approximated $4,037,000, $3,271,000 and
$3,071,000, respectively.

At December 31, 1998, future minimum payments under operating leases are due as follows (in thousands):



                      YEAR ENDED DECEMBER 31,
                      -----------------------
1999...........................................   $ 4,082
2000............................................    3,442
2001............................................    2,609
2002............................................    1,314
2003............................................      997
Thereafter......................................    5,096
                                                  -------
                                                  $17,540
                                                  =======


The Company had a twenty-year capital lease on its principal operating facility which commenced in November 1994. In March 1998, the Company renegotiated this lease. As part of the renegotiation, the term of the lease was modified and reduced from 20 years to 14 years. As a result, the lease no longer qualifies as a capital lease and has been reclassified as operating. In connection with this reclassification, the Company removed the asset and liability from the balance sheet and recorded a net gain of approximately $600,000 as a component of other income (expense) in 1998.

LINES OF CREDIT

The Company has a working capital line of credit with a bank under which the Company may borrow, on a secured basis, up to the lesser of $12,500,000 or 70-80% of eligible domestic and foreign accounts receivable, conditioned upon meeting financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth and liquidity. The line of credit also prohibits the Company from paying dividends. Interest on outstanding borrowings under the facility is at the bank's prime rate plus 1.25% -- .25%, depending on the Company's tangible net worth. The applicable interest rate was 7.75% at December 31, 1998 and 8.5% at December

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

31, 1997. At December 31, 1998 and 1997, there were no borrowings outstanding under the line-of-credit facility; as of each date $10,200,000 and $5,830,000, respectively, were available to the Company under the line of credit.

The Company had a credit agreement with a bank that provided a revolving line of credit in the amount of $8,000,000 for working capital needs and the purchase of O2 Technologies. Interest accrued at the bank's prime rate (8.5% at December 31, 1997) plus 1%. The agreement provided for a borrowing base in an amount equal to 80% of eligible accounts receivable, as defined, and was collateralized by substantially all of the assets of the Company and a personal guarantee for amounts drawn in excess of the borrowing base. At December 31, 1997, advances of $6,825,000 had been made against the line of credit, with $1,175,000 remaining available. The Company was required to pay a commitment fee at a rate of .25% per annum on the average daily unused portion of the line. The revolving credit agreement included various restrictive covenants, the most restrictive of which prohibited or limited the Company's capacity to incur additional indebtedness, and required maintenance of certain financial requirements including tangible net worth, fixed charge coverage and current ratio, as defined in the agreement. In February 1998, the agreement expired and the Company paid the outstanding balance in full.

STOCKHOLDER NOTES PAYABLE

The Company had stockholder loans payable totaling $2,350,000 at December 31, 1997. The agreements required quarterly interest payments at a national bank's prime lending rate (8.5% at December 31, 1997) plus 1%. The loans had an original due date of December 31, 1996 and had been extended to December 31, 2003. The loans were not collateralized and had various restrictive covenants which include restrictions on payment of dividends. In April 1998, the Company paid down the remaining outstanding balance.

SUBORDINATED NOTE PAYABLE

The Company had entered into a $10,000,000 eight-year note with an insurance company that was to mature in December 2003. Interest accrued at a rate of 11.5% per annum, payable semi-annually, with $96,000 accrued at December 31, 1997. The note was subordinated to all senior debt, as defined. Principal payments of $1,500,000 were due each year beginning in December 1998 with the balance due at maturity. The Company had the right to prepay $5,000,000 without a premium. In March 1998, the Company paid the remaining outstanding balance in full and the bank waived the prepayment penalty.

RECEIVABLES FINANCING ARRANGEMENTS

As part of the Company's management of working capital, certain accounts receivable are periodically sold to financial institutions. Such factoring arrangements are treated as sales in accordance with SFAS No. 125, since the Company relinquishes control and all rights over the accounts that are transferred to the factor. Receivables sold under these arrangements aggregated $13,200,000 in 1998 and $7,150,000 in 1997. These sales are typically done on a limited recourse basis, and any potential losses are evaluated at the time the asset is sold. To date, no losses on factored receivables have been incurred, other than the fee charged to the Company by the factor.

The Company, together with a third-party leasing company, offers a leasing program to current and potential customers. Under the program, customers are able to purchase Ardent products through operating and capital leases with a third-party lessor. All sales under this program are subject to the Company's normal revenue recognition policies and are made without recourse to the Company. Sales under the program in the years ended December 31, 1998 and December 31, 1997 totaled approximately $1,632,000 and $1,536,000, respectively.

4.  STOCKHOLDERS' EQUITY

Preferred Stock -- The Board of Directors is authorized to designate one or more series of preferred stock and to establish the voting, dividend, liquidation and other rights and preferences of the shares of each series, and to provide for the issuance of shares of any series. The Board of Directors has designated 15,000 shares of $0.01 par value preferred stock as Series A Junior Preferred Stock. At December 31, 1998, no shares of preferred stock were outstanding.

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

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

1986 Stock Option Plan -- The Company's 1986 Stock Option Plan (the 1986 Plan) provides for the issuance of up to an aggregate 4,500,000 shares of common stock upon the exercise of incentive stock options (ISOs) and non-qualified stock options (NSOs) granted to key employees and consultants of the Company and its subsidiaries. The exercise price for ISOs must be at least equal to the fair market value of the underlying shares of common stock at the time of grant, and the exercise price of NSOs may be at any price established by the Board of Directors. The term of each option may not exceed ten years. Options are exercisable either in full immediately, or in installments, as the Board of Directors may determine at the time it grants such options. In general, the shares acquired by exercising the options vest ratably over four to five years from the date the options first become exercisable. As of December 31, 1998, there were 588,946 options available for grant under the 1986 Plan.

1991 Director Stock Option Plan -- The 1991 Director Stock Option Plan (the Director Plan) provides for the grant of non-qualified stock options to non-employee directors of the Company for the purchase of up to an aggregate of 350,000 shares of common stock. Under the Director Plan, each non-employee director is entitled to receive, when first elected to serve as a director, an option to purchase 15,000 shares. In addition, each non-employee director is entitled to receive on January 31 of each year an option to purchase 10,000 shares (5,000 shares for 1998 and prior years). The exercise price of the options may not be less than fair market value on the date of grant. Options may only be exercised with respect to vested shares. As of December 31, 1998, there were 91,920 options available for grant under the Director Plan. Options granted under the Director Plan have ten year terms and vest over a three year period.

1995 Non-Statutory Stock Option Plan -- The Company's 1995 Non-Statutory Stock Option Plan (the 1995 Plan), provides for the grant of non-qualified stock options to key employees (other than executive officers, who are not eligible to participate) and consultants of the Company for the purchase of up to an aggregate of 5,300,000 shares of common stock. The exercise price of the options may be at any price established by the Board of Directors, which administers the 1995 Plan. The term of each option may not exceed ten years. Options are exercisable over periods determined at the discretion of the Board of Directors and are generally subject to vesting on a monthly basis over four to five years. As of December 31, 1998, there were 1,271,343 options available for grant under the 1995 Plan.

The following is a summary of activity for all of the Company's option plans:


                                                                       WEIGHTED AVERAGE
                                                                        EXERCISE PRICE
                                                       SHARES             PER SHARE
                                                     ---------         ----------------
Outstanding at January 1, 1996...................    2,675,827             $ 7.79
Granted..........................................    1,730,525               8.28
Exercised........................................     (118,983)              4.49
Canceled.........................................     (951,733)             10.42
                                                    ----------             ------

Outstanding at December 31, 1996.................    3,335,636               7.26
Granted..........................................    1,143,663               7.13
Issued pursuant to O2 Technologies
acquisition......................................      548,585               5.85
Exercised........................................     (226,786)              5.17
Canceled.........................................     (906,878)              8.49
                                                    ----------             ------

Outstanding at December 31, 1997.................    3,894,220               6.93
Granted..........................................    3,275,258              12.71
Exercised........................................   (1,216,140)              6.37
Canceled.........................................     (326,287)              9.04
                                                    ----------             ------
Outstanding at December 31, 1998.................    5,627,051             $10.25
                                                    ==========             ======

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following table sets forth information regarding options outstanding at December 31, 1998:



                                                                                        OPTIONS EXERCISABLE AND/OR
                                   OPTIONS OUTSTANDING                                     SHARES TRANSFERABLE
                           ------------------------------------                        ----------------------------
                                            WEIGHTED AVERAGE            WEIGHTED                          WEIGHTED
RANGE OF                    NUMBER       REMAINING CONTRACTUAL           AVERAGE           NUMBER         AVERAGE
EXERCISE PRICES            OF SHARES          LIFE (YEARS)            EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
                           ---------  -----------------------------   ---------------    -----------   --------------
$ .16 -   $ 2.51.........    168,724              8.3                    $2.05            168,187          $2.05
 3.84 -     5.88.........    479,356              8.8                     5.68            418,857           5.66
 6.00 -     7.83.........  1,298,230              7.8                     6.88            615,816           6.89
 8.00 -    10.00.........  2,182,741              8.9                     9.75            624,695           9.41
10.25 -    12.50.........    390,083              8.3                    10.98            127,711          10.83
13.00 -    16.00.........    259,785              9.0                    14.13             57,358          14.13
17.00 -    18.75.........    822,711              9.9                    18.67             11,693          17.23
20.59 -    23.50.........     25,421              9.5                    24.24              3,728          22.80
                           ---------
                           5,627,051              8.7                   $10.25          2,028,045          $7.55
                           =========                                                    =========

At December 31, 1997 and 1996, 1,440,147 and 948,599, respectively, options were exercisable or the related shares were transferable.

As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's net loss and diluted loss per share would have been $(3,326,000) or $(0.22) per share in 1998, $(11,475,000) or $(0.84) per share in 1997, and $(12,120,000) or
$(0.93) per share in 1996.

The fair value of each stock option is estimated on the date of grant using the Black -Scholes option-pricing model with the following weighted-average assumptions in 1998, 1997 and 1996: expected lives of 4 to 6 years, expected volatility of 64.1% in 1998, 46.9% in 1997, and 64.9% in 1996, a dividend yield of 0% and a risk-free interest rate of 4.75% in 1998, 6% in 1997 and 6.10% in 1996. Stock option grants made by Unidata prior to the merger were measured using the minimum value method as Unidata had been privately held and no data relating to volatility was available. The weighted average fair value of options granted and awarded in 1998, 1997 and 1996 was $7.38, $3.80, and $5.40, respectively.

The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

During 1996, a total of 80,000 options were granted to certain officers of the Company at exercise prices which were an aggregate of $140,000 lower than the market value at the date of grant. This amount was recorded as unearned compensation and is being amortized to expense over the five year vesting period of the options. Related compensation expense was approximately $28,000 in 1998 and 1997, and $26,000 in 1996. The weighted average exercise price of the options involved is $6.38 per share.

In January 1999, an additional 40,000 options were granted under the Directors Plan at an exercise price of $26.88.

Employee Stock Purchase Plan -- The Company's Employee Stock Purchase Plan (the Purchase Plan) provides for the purchase of common stock at six-month intervals at 85% of the lower of the fair market value on the first day or the last day of each six-month period. The Company issued 114,579, 72,460 and 157,590 shares in 1998, 1997 and 1996, respectively, under the Purchase Plan. At December 31, 1998, 220,188 shares were reserved for future issuance's under the Purchase Plan. The pro forma disclosures presented above include compensation expense related to the Purchase Plan of $168,000, $74,000 and $446,000 in 1998, 1997 and 1996, respectively.

Warrants -- In connection with obtaining financing in 1996, the Company had issued warrants to existing stockholders to acquire 111,912 shares of its common stock. These warrants were exercised in connection with the repayment of the related obligation. Pursuant to the exercise of the warrants, the Company received $250,000 in proceeds.

The Company has issued warrants to existing stockholders to acquire 114,151 shares of its common stock. The warrants are exercisable until December 2004 at an exercise price of $8.56.

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INCOME TAXES

The components of income (loss) before income taxes and extraordinary item were comprised of the following (in thousands):



                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                             1998         1997          1996
                                                             ----         ----          ----

Domestic..................................................  $2,574       $(3,304)     $(6,125)
Foreign...................................................   2,194        (4,468)      (3,305)
                                                            ------        -------      -------

                                                            $4,768       $(7,772)     $(9,430)
                                                            ======       ========     ========


The components of the provision (benefit) for income taxes consists of the following (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                             1998          1997         1996
                                                             ----          ----         ----
Current:
Federal...................................................  $  889        $  110       $  258
State.....................................................     105           103          (20)
Foreign...................................................   1,507           (88)         290
                                                            ------        ------      -------

             Total........................................   2,501         125            528
                                                            ------        ------      -------

Deferred:
Federal...................................................   1,177         1,105       (1,171)
State.....................................................     138          (364)        (161)
Foreign...................................................    (685)          283       (1,015)
                                                            ------        ------      -------

             Total........................................     630         1,024       (2,347)
                                                            ------        ------      -------

                   Total..................................  $3,131        $1,149      $(1,819)
                                                            ======        ======      ========


Significant components of the Company's deferred income tax assets and liabilities were as follows at December 31 (in thousands):



                                                                         1998       1997
                                                                         ----       ----
Current assets:
Accounts receivable..................................................   $  749     $1,398
Accrued expenses and other...........................................      885        445
                                                                        ------     ------

             Total current assets....................................   $1,634     $1,843
                                                                        ======     ======

Long-term assets and liabilities:
Property and equipment...............................................    $(328)      $(62)
Intangible assets....................................................    3,050      2,781
Capitalized software costs...........................................     (521)       (67)
Net operating loss carryforwards -- U.S..............................    4,667      5,131
Net operating loss carryforwards -- foreign..........................    2,628      2,125
Tax credit carryforwards -- U.S......................................    2,487      2,420
Other................................................................      104        101
Valuation allowance..................................................   (7,689)    (7,609)
                                                                       -------    -------

             Total net long-term assets..............................  $ 4,398     $4,820
                                                                       =======     ======

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 1997, was $7,609,000. The net change in the total valuation allowance for the year ended December 31, 1998, was an increase of $80,000 principally due to fully reserved tax benefits of foreign loss carryforwards. A valuation allowance of $7,689,000 remains at December 31, 1998, and is primarily attributable to loss and credit carryforwards that the Company currently evaluates as not being likely to be realized.

At December 31, 1998, the Company has federal net operating loss carryforwards of approximately $13,726,000, and federal tax credit carryforwards of approximately $2,034,000, that all expire in varying amounts beginning in 1999 through 2018. Due to the "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset future federal taxable income is subject to cumulative annual limitations. Restrictions on net operating loss carryforwards expire at a rate of approximately $1,665,000 in 1999, and $1,490,000 for years thereafter through 2005. As of December 31, 1998, $3,022,000 of limited net operating loss carryforwards were not subject to restrictions of future usage. Foreign tax loss carryforwards of $7,147,000 are available for use in reducing future taxable income in certain foreign jurisdictions.

The difference between the provision (benefit) for income taxes and the amount computed by applying the highest federal statutory income tax rate of 35% to income (loss) before provision (benefit) for income taxes and extraordinary items is explained below:



                                                                    YEAR ENDED DECEMBER 31
                                                                 ---------------------------
                                                                 1998        1997       1996
                                                                 ----        ----       ----

Statutory tax rate............................................    35%        (35)%      (35)%
State taxes, net of federal benefit...........................     3          (5)        (3)
Surtax exemption..............................................    (1)          1          1
Nondeductible charges and other...............................     3           3         10
Foreign income taxes..........................................    (7)         21         (1)
Change in valuation allowance.................................     9          (4)         8
Tax credits and other.........................................    --          (5)         1
Non-deductible in-process research and development............    --          39         --
Non-deductible merger charges.................................    23          --         --
                                                                 ---         ---        ---

Effective tax rate.............................................   65%         15%       (19)%
                                                                 ===         ===        ===

6.  SEGMENT INFORMATION

The Company has identified two distinct and reportable segments: the Database segment and the Data warehouse segment. The Company considers these two segments reportable under SFAS No. 131 criteria as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's chief decision maker and Board of Directors. Evaluations of each segment are done on the basis of revenue and income (loss) from operations excluding any tax effects or interest income or expense.

The accounting policies of each segment are the same as those described in Note
1. There are no intercompany transactions between the two business segments. There is no Data warehouse revenue or expense information for the year ended December 31, 1996, as the Data warehouse business unit was not formed until fiscal year 1997. The U.S. Database segment incurred a loss of approximately $176,000 in 1996 on an investment in a joint venture accounted for by the equity method.

Within each operating segment, the Company's operations are conducted throughout the world, with four locations representing individually more than 10% of revenues or income (loss) from operations; the United States of America (US), the United Kingdom (UK), the Asia Pacific region (principally Australia), and France. The Company also conducts operations in Canada, Germany, South Africa and Japan, however, these operations are individually insignificant and have been included in "Other Foreign" below. The following table presents information about the Company's operating segments:

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                      Database Segment                                   Data Warehouse Segment
                      -----------------------------------------------    ---------------------------------------------------------
                                             Asia              Other                           Asia             Other     Total
                         US        UK      Pacific   France   Foreign        US       UK      Pacific  France  Foreign    Cons.
                         --        --      -------   ------   -------        --       --      -------  ------  -------   -------
1998
Revenue:
  License revenue....  $34,505   $10,772   $ 3,719   $ 6,136   $ 2,013     $ 8,457  $  1,530   $1,182  $1,436   $ 450    $ 70,200
  Services revenue...   30,136     7,118     3,447     3,332     1,485       2,695       386      275     175      11      49,060
                       -------   -------   -------   -------   -------     -------  --------   ------  ------   -----    --------

     Total revenue...   64,641    17,890     7,166     9,468     3,498      11,152     1,916    1,457   1,611     461     119,260
                       -------   -------   -------   -------   -------     -------  --------   ------  ------   -----    --------
Depreciation and
  amortization ......    5,531       402       258       210        15        1,675      206       69      59      --       8,425
                       -------   -------   -------   -------   -------     --------  -------   ------  ------   -----    --------
Merger costs.........   11,549     1,281     1,240       705       120           --       --       --      --      --      14,895
                       -------   -------   -------   -------   -------     --------  -------   ------  ------   -----    --------
Income (loss) from
  operations.........  $(3,620)  $ 6,787   $  (219)  $(1,530)  $ 2,134      $ 3,063  $(2,170)  $ (257) $  661   $(271)   $  4,578
                       =======   =======   =======   =======   =======      =======  =======   ======  ======   =====    ========

1997
Revenue:
  License revenue....  $33,239   $ 8,982   $ 5,252   $ 6,078   $   946      $ 2,680  $   524   $  358  $  657   $  96    $ 58,812
  Services revenue...   31,267     4,622     3,913     1,772     1,472          755       11      104      --      --      43,916
                       -------   -------   -------   -------   -------      -------  -------   ------  ------   -----    --------
     Total revenue      64,506    13,604     9,165     7,850     2,418        3,435      535      462     657      96     102,728
                       -------   --------  -------   -------   -------      -------  -------   ------  ------   -----    --------

Depreciation and
  amortization           6,891       667       459       196       174          872      134       45      36      --       9,474
                       -------   -------   -------   -------   -------      -------  -------    -----  ------   -----    --------
Income (loss) from
  operations           $(2,894)  $ 2,410   $(3,993)  $  (532)  $   280      $  (502) $(1,467)   $ 337  $  507   $  66    $ (5,788)
                       =======   =======   =======   =======   =======      =======  =======    =====  ======   =====    ========

1996
Revenue:
  License revenue      $41,072   $ 9,513   $ 3,968   $ 3,696   $ 3,556           --       --       --      --      --    $ 61,805
  Services revenue      30,788     4,537     3,899     3,124     6,346           --       --       --      --      --      48,694
                       -------   -------   -------   -------   -------      -------  -------    -----  ------   -----    --------
     Total revenue      71,860    14,050     7,867     6,820     9,902           --       --       --      --      --     110,499
                       -------   -------   -------   -------   -------      -------  -------    -----  ------   -----    --------
Depreciation and
 amortization            7,226       774       464       175       120           --       --       --      --      --       8,759
                       -------    ------   -------   -------   -------      -------  -------    -----  ------   -----    --------

Exit and
 restructuring costs     5,171         9       574       268     1,836           --       --       --      --      --       7,858
                       -------    ------   -------   -------   -------      -------  -------    -----  ------   -----    --------

Income (loss) from
  operations           $(3,935)   $ (311)  $  (728)   $ (658)  $(1,983)     $    --  $    --    $  --   $  --   $  --    $ (7,615)
                       =======    ======   =======    ======   ========     =======  =======    =====   =====   =====    ========


Export sales from the United States did not exceed ten percent of revenue for any year presented.

Information regarding assets or cash flows or additions to long-lived assets by segment is not available. Information regarding assets by geographical location as of December 31 is as follows:


                                                       1998         1997
                                                       ----         ----

United States of America............................  $69,980      $84,862
United Kingdom......................................   10,976        8,273
Asia Pacific (primarily Australia)..................    3,543        4,137
France..............................................    7,516        8,138
Other foreign.......................................    2,741        1,537
Eliminations........................................  (11,952)     (12,963)
                                                      -------     --------

             Total assets...........................  $82,804      $93,984
                                                      =======      =======

7.  LITIGATION

The Company was a defendant in a proceeding in the U.S. District Court in the District of Massachusetts. The plaintiffs alleged that the Company and certain of its officers, during July through October 1995, made certain untrue statements and failed to disclose certain information regarding the Company's prospective financial performance in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and that such statements and omissions artificially inflated the market prices of the Company's stock. The Company denied the allegations. Following completion of all discovery, the defendants and their insurance carrier reached, in September 1998, an agreement in principle with the plaintiffs to settle the action. The Company has recorded its contribution to the agreed settlement which was not material to the consolidated financial position or results of operations of the Company for the year ended December 31, 1998.

The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. The motion regarding arbitration has been under the Court's consideration for approximately two years. No discovery or other activities in either action has occurred pending the Court's decision on the motion for arbitration. While the outcome cannot be predicted with certainty, management of the Company believes that the actions against the Company are without merit and plans to continue to oppose them vigorously.

The Company is a defendant in an action filed in July 1998 in the U.S.
District Court for the Southern District of Ohio. The plaintiff, with whom the Company entered into a joint venture in 1996 to develop the Object Studio product, alleges in its complaint that the Company is obligated to support the joint venture in amounts up to $1,400,000 per year for an aggregate present value liability of up to $8,000,000. While the outcome cannot be predicted with certainty, the Company believes the allegations are without merit and has denied its alleged liability and filed certain counterclaims against the plaintiff seeking an amount in excess of $9,000,000.

The Company is also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

8.  RETIREMENT PLANS

The Company provides certain supplemental retirement benefits to its executive officers, which it has funded through life insurance policies in a "split dollar" arrangement. The executive officers are allowed to borrow against the excess cash surrender value in the policy over and above the Company's cumulative paid-in premiums. Upon termination of a policy or the death of the insured executive, the Company will receive proceeds equal to the amount of the cumulative premium paid by the Company. The Company may borrow against its share of the accumulated cash surrender value in the respective policies at any time. The Company accounts for these policies as a defined contribution plan and expenses premiums on the policies as incurred, which represents the compensation element of the plan. In addition, since the Company controls its share of the cash surrender value of the policies at all times, it accounts for any changes in cash surrender value in accordance with the guidance provided in Financial Accounting Standards Board Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance." Accordingly, increases or decreases in cash surrender value are recognized each period and the asset recorded on the Company's books represents the lesser of the Company's share of cash surrender value or the cumulative premiums paid on the policies. This amount is included in other long-term assets and was $2,807,000 and $2,016,000 at December 31, 1998 and 1997, respectively. Total premiums in 1998, 1997, and 1996 were approximately $858,000, $659,000, and $466,000, respectively.

The Company has 401(k) retirement and savings plans (the Plans) covering substantially all U.S. employees. The Plans allow each participant to contribute up to 15% of his or her base wage up to an amount not to exceed an annual statutory maximum. Effective January 1, 1996, the Company matches 50% of the contributions of each participant in excess of 2% of such participant's annual compensation, up to 4% of such participant's annual compensation. The Company made matching contributions to the Plan of approximately $741,000, $536,000, and $538,000 in 1998, 1997, and 1996, respectively.

9.  MERGER, EXIT AND RESTRUCTURING COSTS

MERGER COSTS

In connection with the merger with Unidata, the Company recorded a charge of $14,895,000. The charge included $3,910,000 for financial advisor, legal and accounting fees, $6,209,000 for severance and related costs, $2,170,000 for closure of facilities, and $2,606,000 for the write-off of redundant assets. The severance costs related to the termination of 139 Unidata and VMARK employees who held overlapping positions and terminated employment principally within a period of one month prior and one month following the close of the merger. Costs associated with integration activities preceding and following the merger were charged to expense as incurred. The facilities closure costs related to the accrual of future rental obligations for duplicate sales offices which were identified at the time of the merger in California, Georgia, New Jersey, Colorado, Texas, Australia, France, and the United Kingdom. The offices were closed within a period of one month prior and two months following the merger and were either sublet, or remained idle until the end of the lease term. Rent costs following the merger until closures were finalized and employees were moved were charged to expense as incurred. The redundant assets which were written off in connection with the merger included the net book value of abandoned leasehold improvements ($1,300,000), scrapped computer and office equipment ($450,000), scrapped documentation and product inventory with predecessor company names ($500,000) and prepaid license inventory related to a version

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the Unidata database product which was no longer sold following the merger ($350,000). All assets were scrapped or disposed of within two months following the merger. Benefits related to reduced salaries, rent and depreciation began to be realized immediately following the merger. As of December 31, 1998, $1,312,000 remains unpaid comprised principally of future rental obligations on idle facilities and approximately $300,000 of severance associated with longer term arrangements with senior executives. All of which is expected to be paid in 1999.

RESTRUCTURING COSTS

The 1996 results include a $2,125,000 restructuring charge associated with the downsizing of Object Studio -- related activities. The charge was recorded pursuant to a formal plan adopted and announced in May 1996. The charge included approximately $1,900,000 in employee severance and benefits, $153,000 for the write off of capitalized software and $72,000 related to abandonment of facilities. Fifty employees were immediately terminated in this restructuring. As of December 31, 1998, all balances related to this restructuring have been paid.

The 1996 results also include a $2,197,000 charge associated with a restructuring and reduction in staff from all areas of the Company. Management approved the restructuring plan late in fiscal year 1996 with the intent to bring costs in line with revenues. The charge included $1,591,000 in employee severance and benefits and $606,000 for the write-off of intangible assets. This intangible asset write-off related to the impairment of the remaining net book value of technology purchased in 1992, the development of which ceased with the first version of UniVerse Release 9. Thirty-four employees were immediately terminated in this restructuring. As of December 31, 1998, all balances related to this restructuring had been paid.

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

In December 1996, as part of the Company's ongoing efforts to direct the business towards growth areas, management, at the direction of the Board of Directors, undertook a review of all existing businesses, including those acquired through the merger with Easel Corporation in 1995 which was accounted for as a pooling-of-interests. Following this review, in December 1996, management recommended and the Board of Directors approved a comprehensive plan to exit certain businesses. In general, these businesses represented portions of the business with minimal profitability and lower future growth prospects. For discussion of certain abandoned businesses and asset write-offs, see above.

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

To facilitate exit from the ObjectStudio product line, in December 1996 the Company entered into certain agreements which effectively transferred all of the Company's rights to the product to the Other Party. The Other Party also agreed to take over the operations of the Company's German subsidiary (devoted to ObjectStudio) and to assume all of the Company's obligations related to ObjectStudio in exchange for a one time payment of $300,000. In addition, the Company agreed to maintain its funding commitment to the joint venture for 1997, aggregating $1,400,000, and accepted a significant reduction in its rights in the venture. Because the Company had committed to pay the one time payment and 1997 funding, such costs, totaling $1,700,000, were considered to be exit costs and were accrued at December 31, 1996 as components of continuing operations, (merger, exit and restructuring costs).

As a result of the plan to exit the ObjectStudio business, forty employees were terminated and such costs ($417,000) were accrued at December 31, 1996 and charged to continuing operations. The Company also incurred costs for facility abandonment ($1,419,000) related to the German subsidiary which was also charged to continuing operations (merger, exit and restructuring costs). In addition, it was determined that the Company's investment in the joint venture was worthless, as the Company had transferred all of its rights in the related products and did not expect to recover any of the funds invested. Accordingly, the investment was written down to zero and a loss of $1,845,000 was recorded as a component of the extraordinary item (see below).

In 1997 and 1998, the Company recorded no revenue or expenses associated with ObjectStudio activity or the joint venture. In addition, the Company has paid substantially all amounts described above and the dissolution of the joint venture commenced in 1997, in line with the Company's expectations in 1996. However, as discussed in Note 7, the Other Party has asserted certain claims against the Company regarding the joint venture. At December 31, 1998, approximately $800,000 in facilities costs remains unpaid.

Among the product lines and businesses to be discontinued or abandoned were certain products or lines of business present at the date of the merger with Easel. Because these dispositions were not contemplated at the date of the merger and are therefore outside of the normal course of business, they have been presented as an extraordinary item.

The components of the extraordinary item recorded in 1996 consist of the following (in thousands):


Net loss on disposition of ASG............................. $  537
Object Studio Asset writedown                                1,845

                                                            ------
Extraordinary loss........................................  $2,382
                                                            ======

The Company's US education business, ASG, was sold to a third party for $420,000. The net loss reflected above represents the write-down of the assets of ASG to net realizable value.

The following is a summary of activity in the various restructurings and merger accrual balances in the years ended December 31, 1998 and 1997 (in thousands):



                                  1995 Merger  May 1996   December 1996  Extraordinary 1998 Merger
                                    Accrual   Restructure  Restructure       Item        Accrual      Total
                                  ----------- ----------- -------------  ------------- -----------  ---------

Balances as of December 31, 1995..  $ 1,286     $     --     $     --     $     --     $     --     $  1,286

May 1996 restructure charge.......                 2,125                                               2,125
December 1996 restructure charge..                              5,733                                  5,733
Extraordinary item................                                           2,382                     2,382
Severance payments................     (701)      (1,481)                                             (2,182)
Asset impairment..................                  (153)        (606)      (2,382)                   (3,141)
Facilities payments...............     (585)         (72)                                               (657)
                                    -------     --------     --------     --------     --------     --------

Balances as of December 31, 1996..       --          419        5,127           --           --        5,546
                                    -------     --------     --------     --------     --------     --------
Severance payments................                  (321)      (1,998)                                (2,319)
Funding payments..................                             (1,745)                                (1,745)
Facilities payments...............                               (414)                                  (414)
                                    -------     --------     --------     --------     --------     --------

Balances as of December 31, 1997..       --           98          970           --           --        1,068
                                    -------     --------     --------     --------     --------     --------
Unidata merger charge.............                                                       14,895       14,895
Severance payments................                   (98)          (9)                   (5,937)      (6,044)
Asset impairmens..................                                                       (2,606)      (2,606)
Professional fees.................                                                       (3,910)      (3,910)
Facilities payments...............                               (161)                   (1,130)      (1,291)
                                   --------     --------     --------     --------     --------     --------

Balances as of December 31, 1998.. $     --     $     --     $    800     $     --     $  1,312     $  2,112
                                   ========     ========     ========     ========     ========     ========

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  RESULTS OF OPERATIONS OF UNIDATA, INC.

As described in Note 1, the Company consummated the merger with Unidata, Inc. on February 10, 1998. Prior to 1997, Unidata's fiscal year ended on June 30. Therefore, the six months of Unidata's operations and cash flows for the period ending December 31, 1996 were not included in the 1996 consolidated statements of operations and cash flows.

The summarized statement of operations and statement of cash flows for Unidata for the six months ended December 31, 1996 are as follows (in thousands):



                                                        SIX MONTHS ENDED
SUMMARIZED STATEMENT OF OPERATIONS                      DECEMBER 31, 1996
----------------------------------                      -----------------

Revenue.....................................................  $22,745
Total costs and expenses....................................   22,558
Net loss....................................................     (549)

SUMMARIZED STATEMENT OF CASH FLOWS
----------------------------------
Cash provided by operating activities.......................  $   694
Cash used in investing activities...........................   (1,737)
Cash provided from financing activities.....................        7
Effect of exchange rates on cash............................       34
                                                              -------
Decrease in cash equivalents................................  $(1,002)
                                                              =======

11.  RELATED PARTY

During 1996, the Company issued a note payable to an insurance company and affiliates. The insurance company is a stockholder and held warrants to purchase 111,912 shares of common stock (see Note 4). The Company had engaged this insurance company to provide medical and life insurance for employees as well as administer the Company's 401k Plan. During fiscal year 1997 and 1996, payments to the insurance company for interest on the note totaled $1,150,000 and $582,000 respectively, and payments for insurance benefits totaled $809,000 and $251,000, respectively.

During 1996, the Company issued warrants to purchase 114,151 shares of common stock to a director and an employee, both of whom are stockholders of the Company (see Note 4).

The Company paid $222,000 and $228,000 in interest to a stockholder and director during fiscal year 1997 and 1996, respectively, on an outstanding loan of $2,350,000. The rate charged is the same as those paid to another unaffiliated bank for working capital loans. In April 1998, the outstanding balance of this loan was paid in full (see Note 3).

A former director and stockholder of the Company is a partner in a law firm that was engaged by the Company to provide legal services. The Company had paid $279,000 and $298,000 in legal services to this law firm during fiscal year 1997 and 1996, respectively.

                              ARDENT SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED -- IN THOUSANDS)


                                                          FIRST       SECOND        THIRD        FOURTH
                         1998                            QUARTER      QUARTER      QUARTER       QUARTER
                         ----                            -------      -------      -------       -------
Revenue...............................................   $25,710      $29,237       $29,734      $34,579
Income (loss) from operations.........................   (12,368)       4,711         5,068        7,167
Net income (loss).....................................    (9,357)       2,968         3,321        4,705
Basic net income (loss) per common share..............      (.66)         .20           .22          .31
Diluted net income (loss) per common
  share...............................................      (.66)         .18           .20          .27

                         1997
                         ----
Revenue...............................................   $26,020      $29,108       $23,580      $24,020
Income (loss) from operations.........................     1,321        1,583          (595)      (8,097)
Net income (loss).....................................       464          481          (753)      (9,113)
Basic net income (loss) per common share..............       .03          .04          (.05)        (.65)
Diluted net income (loss) per common
  share...............................................       .03          .03          (.05)        (.65)

Quarterly results of operations are affected by a number of factors, primarily seasonality and the impact of acquisitions. Revenues for the third quarter of 1997 declined due to the method of combining the results of Ardent and Unidata; prior to the merger Unidata utilized a June year end. As a result, the reported second quarter of 1997 for the combined company includes the last fiscal quarter of 1997 for Unidata; traditionally, Unidata experienced declines in the revenue in the first quarter of its fiscal years.

In addition, in the first quarter of 1998 and the fourth quarter of 1997, the Company consummated certain business combinations which required expensing certain amounts related to merger costs and in-process research and development charges.

During 1998, the Company revised its estimate of the amount allocable to acquired technology related to O2 Technologies. As a result of this revision, an increase of $645,000 in amortization expense was recorded in the fourth quarter of 1998.

13. RESTATEMENT/RECLASSIFICATION

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 1997, the Company's management determined that certain elements (aggregating $3,536,000 on a pre-tax basis) of the extraordinary item recorded for the year ended December 31, 1996, as a result of the disposition of certain product lines present at the date of a pooling-of-interests transaction with Easel Corporation in 1995, should have been recorded as elements of continuing operations. Costs previously included in the extraordinary item related to the disposition of these product lines included severance costs associated with employees terminated who were employed in these lines of business, costs associated with closure of facilities associated with these lines of business, and committed costs related to a joint venture associated with these lines of business. As a result, the Company has restated its previously issued statement of operations for the year ended December 31, 1996 to reflect these costs as Merger, exit and restructuring costs. Only the costs associated with asset writedowns in connection with exiting these product lines have been included in the restated extraordinary item. This restatement had no effect on net income in 1996, did not affect the results of operations or cash flows for any other period, nor did they have any effect upon financial position as of December 31, 1996 or any other date. The effects on Ardent's statement of operations for the year ended December 31, 1996 are as follows (in thousands, except per share amounts):

                                                                            AS
                                                                        PREVIOUSLY
                                                                         REPORTED             AS RESTATED/RECLASSIFIED

Merger, exit and restructuring costs                                    $   4,322                    $  7,858
Total costs and expenses                                                  114,578                     118,114
Loss from operations                                                       (4,079)                     (7,615)
Loss before provision for income taxes and extraordinary item              (5,894)                     (9,430)
Benefit from income taxes                                                    (635)                     (1,819)
Loss before extraordinary item                                             (5,259)                     (7,611)
Extraordinary item                                                         (4,734)                     (2,382)
Net loss                                                                   (9,993)                     (9,993)
Basic and diluted loss per common share before extraordinary item       $   (0.40)                   $  (0.58)
Basic and diluted loss per common share                                 $   (0.76)                   $  (0.76)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                      AGE ON
                                    DECEMBER 31,
NAME                                   1998                  POSITION
----                                ------------             --------
Peter Gyenes........................... 53       Chief Executive Officer and Chairman of
                                                  the Board
David W. Brunel........................ 43       Director
Robert G. Claussen..................... 62       Director
James T. Dresher (1919-1999)........... 79       Director
Martin T. Hart......................... 62       Director
Robert M. Morrill...................... 61       Director
John G. Akers.......................... 50       Vice President, Americas Sales
Peter L. Fiore......................... 41       Vice President, Data Warehousing
James D. Foy........................... 51       Vice President, Engineering
Charles F. Kane........................ 41       Vice President, CFO, and Treasurer
Cornelius P. McMullan.................. 58       Vice President, International Operations
Jason E. Silvia........................ 49       Vice President, Services
James K. Walsh......................... 60       Vice President and General Counsel

PETER GYENES has been an executive officer of Ardent since May 1996, serving as Executive Vice President, International Operations through October 1996, Executive Vice President, Worldwide Sales through March 1997, President and Chief Executive Officer through January 1998, and thereafter as Chairman of the Board and Chief Executive Officer. From May 1995 to May 1996, Mr. Gyenes was President and Chief Executive Officer of Racal InterLan Inc., a supplier of local area networking products. From 1994 to May 1995, he was President of the American Division of Fibronics International, Inc., and from 1990 to 1993, he was Vice President and General Manager of the international operations and minicomputer business unit of Data General Corporation. Mr. Gyenes is a Director of Enteractive, Inc., a supplier of multimedia software.

DAVID W. BRUNEL has been a business consultant since July 1998. From February to June 1998, he was President and Chief Operating Officer of Ardent. From 1988 until its merger into Ardent in February 1998, he was President, Chief Operating Officer and a founder of Unidata, Inc.

ROBERT G. CLAUSSEN has been, since 1989, the Chairman of the Board and Chief Executive Officer of Claussen Co., a real estate development company, and managing general partner of several real estate development partnerships affiliated with Claussen Co.

JAMES T. DRESHER (1919-1999) had been, since 1991, President of Glenangus Holding Corp., a private holding company, and, since 1990, Chief Executive Officer of Edgewood Corporation, a private land development company. From 1992 until its merger into Ardent in February 1998, Mr. Dresher was Chairman of the Board and Chief Executive Officer of Unidata, Inc. He was also a director of National-Oilwell, Inc., a multi-national oil service company.

MARTIN T. HART has been a business advisor and private investor since 1969. He is a director of P.J. America, Inc., a food service company, MassMutual Corporate Investors and MassMutual Participation Investors, Inc., both investment companies, Schuler Homes, Inc., a builder of homes, Optical Securities Group, Inc., a manufacturer of security systems, and T-Netix, Inc., a communications company.

ROBERT M. MORRILL has been a private investor since 1991. He was Chairman of the Board of Ardent from 1984 until February 1998 and Chief Executive Officer and President of Ardent from March 1996 through March 1997.

JOHN G. AKERS joined Ardent in February 1998 as Vice President and General Manager, Americas Relational Technology and Tools Sales. From 1989 until its merger into Ardent in February 1998, he was Vice President of America Operations of Unidata, Inc.

PETER L. FIORE joined the sales and marketing staff of Ardent in 1994 and has been Vice President and General Manager of the Data Warehouse Business Unit since June 1996. From 1993 to 1994, he was senior director of channel marketing at CrossComm Corp., a manufacturer of communications networking products.

JAMES D. FOY joined the engineering staff of Ardent in 1994 and has been Vice President, Engineering since April 1996. From 1990 until its acquisition by Ardent in 1994, he was Chief Executive Officer and a founder of Constellation Software, Inc., a software development company.

CHARLES F. KANE joined Ardent in December 1995 and has been Chief Financial Officer since that time. From 1989 through November 1995, he served in several financial and accounting positions with Stratus Computer, Inc., a manufacturer of fault-tolerant computers, most recently as international controller and finance director, mergers and acquisitions.

CORNELIUS P. MCMULLAN joined Ardent in January 1997, serving as Executive Vice President of North American Sales until April 1997 and thereafter as Vice President and General Manager of International Operations. From 1992 to 1996, he was President and Chief Executive Officer of Sequoia Systems, a manufacturer of fault tolerant computers.

JASON E. SILVIA joined Ardent in November 1993 and has served in several senior sales and service positions, most recently as Vice President, Services since 1997. From 1979 to October 1993, he served in several management positions with Computervision Corporation, a computer hardware and software company, most recently as Vice President of Worldwide Operations.

JAMES K. WALSH joined Ardent in 1984 and has served as General Counsel since that time.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Officer Compensation" appearing in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Ownership of Ardent Capital Stock" appearing in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 1998, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(1) Financial Statements

       The following financial statements are filed as part of this Annual
       Report: Independent Auditors Report. Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996. Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1998, 1997 and 1996. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996. Notes to Consolidated Financial Statements.

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

             2.1 Agreement and Plan of Merger and Reorganization dated as of October 7, 1997 between VMARK and Unidata.(9)

             2.2 Amendment to Agreement and Plan of Merger and Reorganization dated as of November 7, 1997 between VMARK and Unidata.(9)

             2.3 Certificate of Merger dated February 10, 1998 between VMARK and Unidata.(12)

             2.4 Agreement and Plan of Merger and Reorganization dated as of November 19, 1998 by and among Ardent Software, Inc., Aquarius Acquisition Corp. and Prism Solutions, Inc.(13)

             3.2        Second Restated Certificate of Incorporation of the
                        Company.(1)

             3.3 By-laws of the Company, as amended and restated effective as of March 17, 1992.(1)

             3.3a       Amendment to By-laws effective February 10, 1994.(3)

'

3.3b         Amendment to By-laws effective February 10, 1998.(12)
3.4          Certificate of Designations, Rights, Preferences and Privileges of
             Series A Junior Preferred Stock.(7)
4.1          Rights Agreement dated as of June 12, 1996 between the Company and
             State Street Bank and Trust Company, as Rights Agent.(7)
4.2          First Amendment to Rights Agreement dated as of September 30, 1997 between the Company, as Rights Agent.(9)
10.1a        1986 Stock Option Plan, as amended and restated.(2)
10.1d        1986 Stock Option Plan as amended and restated effective October 7,
             1997.(10)
10.2         1991 Director Stock Option Plan, as amended and restated.(2)
10.2b        Amendment to 1991 Director Stock Option Plan effective January 31,
             1995. (10)
10.2c        Amendment to 1991 Director Stock Option Plan effective July 29,
             1996.(10)
10.6         Restated Registration Rights Agreement dated as of April 10, 1992 between the Company and certain of its stockholders.(1)
10.11a       Lease dated as of May 5, 1994 between the Company and 50 Washington
             Street Associated Limited Partnership(4)
10.11b       Lease between the Company and 50 Washington Street Associated
             Limited Partnership as amended as of March 1998.(13)
10.18a       Employee Stock Purchase Plan, as amended and restated.(2)
10.18b       Employee Stock Purchase Plan, as amended and restated effective as of October 7, 1997.(13)
10.23        Split Dollar Life Insurance Agreement between the Company and
             James K. Walsh dated as of October 12, 1993.(3)
10.27        Split Dollar Life Insurance Agreement between the Company and
             Jason E. Silvia dated as of April 27, 1994.(6)
10.28        Asset Purchase Agreement between the Company and Constellation
             Software, Inc. dated February 15, 1994.(5)
10.31        1995 Non-Statutory Stock Option Plan, as amended and effected
             January 1, 1996.(10)
10.31a       1995 Non-Statutory Stock Option Plan, as amended December 15,
             1998.(13)
10.32        Split Dollar Life Insurance Agreement between the Company and
             Charles F. Kane dated as of December 15, 1995.(10)
10.33        Split Dollar Life Insurance Agreement between the Company and Peter
             L. Fiore dated as of September 15, 1996.(10)
10.34        Split Dollar Life Insurance Agreement between the Company and Peter
             Gyenes dated as of June 15, 1996.(10)
10.39        Split Dollar Life Insurance Agreement between the Company and James
             D. Foy dated as of April 15, 1997.(9)
10.40        Registration Rights Agreement dated February 10, 1998 between the
             Company and James T. Dresher.(11)
10.42        Distribution Agreement dated November, 1995 among System Builder
             Software Ltd., SB Tech Pty. Ltd., Desmond Miller and the
             Company.(12)
10.43        Shareholder Agreement dated November 14, 1995 among certain
             Shareholders of the Company and the Company.(12)
10.44        Split Dollar Life Insurance Agreement between the Company and
             John G. Akers dated as of May 15, 1998.(13)
10.45        Split Dollar Life Insurance Agreement between the Company and
             David W. Brunel dated as of May 15, 1998.(13)

10.46 Loan and Security Agreement -- Revolving Line of Credit Loans by the Company to Silicon Valley Bank as of March 27, 1998.(13)
10.47 Agreement of Merger by and among the Company, Dovetail Acquisition Corp. and IntegraSoft, Inc. dated June 4, 1998.(13)
21.1         Subsidiaries of Ardent.
23.1         Consent of Deloitte and Touche LLP
23.2         Consent of PriceWaterhouseCoopers LLP
27.1         Financial Data Schedule 1998
27.2         Financial Data Schedule 1997
27.3         Financial Data Schedule 1996

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

(12) Incorporated by reference to the exhibit filed with the Company's Form 10-K dated March 31, 1998.

(13) Incorporated by reference to the respective exhibit of the Company's Registration Statement on Form S-4/A, File No. 333-73267, dated March 23, 1999.



(4) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1998.


                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1998.

                                              ARDENT SOFTWARE, INC.

                                              By: /s/ PETER GYENES
                                              ----------------------------------
                                              Peter Gyenes
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                         TITLE                                               DATE
              ---------                         -----                                               -----
/s/ PETER GYENES                       Chairman of the Board, President and Chief Executive
------------------------------         Officer (Principal Executive Officer)
Peter Gyenes

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

/s/ MARTIN HART                        Director
------------------------------
Martin Hart

/s/ ROBERT G. CLAUSSEN                 Director
------------------------------
Robert G. Claussen

/s/ ROBERT MORRILL                     Director
------------------------------
Robert Morrill

/s/ DAVID BRUNEL                       Director
------------------------------
David Brunel

                                   SCHEDULE II

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS



                                                       BALANCE AT      CHARGED TO                      BALANCE
                                                      BEGINNING OF     COSTS AND                      AT END OF
                                                         YEAR           EXPENSES      DEDUCTIONS        YEAR
                                                      -----------      ----------     ----------      ---------

Allowance for doubtful accounts receivable:
For the Year Ended December 31, 1998................  $6,129,000      $  860,000      $(3,638,000)    $3,351,000
                                                      ==========      ==========      ===========     ----------
For the Year Ended December 31, 1997................  $2,968,000      $3,733,000      $  (572,000)    $6,129,000
                                                      ==========      ==========      ===========     ==========

For the Year Ended December 31, 1996................  $1,941,000      $2,455,000      $(1,428,000)    $2,968,000
                                                      ==========      ==========      ===========     ==========

                                       48