Form 10-Q
period 1999-03-31
ARDENT SOFTWARE INC
filed 1999-05-13
CIK 885474

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

YES [X]      NO [ ]


The number of shares outstanding of each of the registrant's classes of common stock as of:

   DATE                          CLASS                       OUTSTANDING SHARES

April 25, 1999         Common stock, $.01 par value              15,924,827



The index to the Exhibits appears on page 14.

                              ARDENT SOFTWARE, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                PAGE NUMBERING
                                                                 IN SEQUENTIAL
                                                               NUMBERING SYSTEM
                                                               ----------------
PART I   FINANCIAL INFORMATION


Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998                          3

           Condensed Consolidated Statements of Operations
           for the three months ended March 31, 1999 and 1998            4

           Condensed Consolidated Statements of Comprehensive
           Income (Loss) for the three months ended March 31,
           1999 and 1998                                                 5

           Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 1999 and 1998            6

           Notes to Condensed Consolidated Financial Statements          7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                            13

Item 6.    Exhibits and Reports on Form 8-K                             14

           Signatures                                                   14

PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ARDENT SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           MARCH 31,  DECEMBER 31,
                                                            1999          1998
                                                          ----------  -----------

ASSETS
Current assets:
Cash and equivalents                                       $28,676       $24,167
Accounts receivable - net                                   22,019        21,238
Prepaid expenses and other current assets                    6,374         5,062
Deferred income taxes                                        1,634         1,634
                                                           -------       -------
Total current assets                                        58,703        52,101
                                                           -------       -------
Property and equipment - net                                 6,694         6,587
Long-term assets:                                          -------       -------
Intangible assets - net                                     14,370        14,633
Other long-term assets                                       5,246         5,085
Deferred income taxes                                        4,258         4,398
                                                           -------       -------
Total long-term assets                                      23,874        24,116
                                                           -------       -------
Total assets                                               $89,271       $82,804
                                                           =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                           $ 4,828       $ 5,476
Accrued expenses and other current liabilities              15,378        17,390
Accrued merger and restructuring costs                       1,385         2,112
Deferred revenue                                            17,178        14,036
                                                           -------       -------
Total current liabilities                                   38,769        39,014
                                                           -------       -------
Stockholders' equity                                        53,458        46,746
Treasury stock, at cost                                     (2,956)       (2,956)
                                                           -------       -------
Total stockholders' equity                                  50,502        43,790
                                                           -------       -------
Total liabilities and stockholders' equity                 $89,271       $82,804
                                                           =======       =======



See notes to condensed consolidated financial statements.

                              ARDENT SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                             1999         1998
                                                            -------     --------

Revenue:
    Software                                                $17,917     $ 14,792
    Services and other                                       13,304       10,918
                                                            -------     --------
      Total revenue                                          31,221       25,710
                                                            -------     --------
Costs and expenses:
    Cost of software                                          1,469        1,457
    Cost of services and other                                6,184        5,355
    Selling and marketing                                    11,896        9,289
    Product development                                       4,301        4,240
    General and administrative                                2,620        2,842
    Merger costs                                                 --       14,895
                                                            -------     --------
      Total costs and expenses                               26,470       38,078
                                                            -------     --------
Income (loss) from operations                                 4,751      (12,368)
Other income (expense)-net                                      254          154
                                                            -------     --------
Income (loss) before provision for income taxes               5,005      (12,214)
Income tax provision (benefit)                                1,752       (2,857)
                                                            -------     --------
Net income (loss)                                           $ 3,253     $ (9,357)
                                                            =======     ========
Basic income (loss) per common share                        $  0.21     $  (0.66)
                                                            =======     ========
Shares used for basic computation                            15,789       14,206
                                                            =======     ========
Diluted income (loss) per common share                      $  0.18     $  (0.66)
                                                            =======     ========
Shares used for diluted computation                          18,526       14,206
                                                            =======     ========



See notes to condensed consolidated financial statements.

                              ARDENT SOFTWARE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)



                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1999       1998
                                                            ------     -------

Net income (loss)                                           $3,253     $(9,357)
Change in translation adjustment                                47         (91)
                                                            ------     -------
Comprehensive net income (loss)                             $3,300     $(9,448)
                                                            ======     =======


See notes to condensed consolidated financial statements.

                              ARDENT SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1999       1998
                                                            ------     -------

Cash flows from operating activities:
Net income (loss)                                          $ 3,253    $ (9,357)
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
  Depreciation and amortization                              2,149       1,733
  Stock compensation                                             7           7
  Loss on disposal of assets                                   107         889
  Change in deferred income taxes                              140      (3,961)
  Increase (decrease) in cash from:
    Current assets                                          (1,934)      2,334
    Current liabilities                                        (90)      9,877
                                                           -------    --------
      Cash provided by operations                            3,632       1,522
                                                           -------    --------
Cash flows from investing activities:
  Expenditures for property and equipment                   (1,010)       (345)
  Expenditures for intangible assets                        (1,137)       (604)
  Increase in cash surrender value of
    officers' life insurance and deposits and other           (180)       (273)
  Other assets                                                  19      (1,500)
                                                           -------    --------
      Cash used in investing activities                     (2,308)     (2,722)
                                                           -------    --------
Cash flows from financing activities:
  Sale of common stock                                       3,404       2,641
  Borrowings under line of credit                               --       7,330
  Repayments of line of credit                                  --      (7,357)
  Repayments under long-term debt                               --     (10,000)
                                                           -------    --------
      Cash provided by (used in) financing activities        3,404      (7,386)
                                                           -------    --------
Effect of exchange rate changes on cash                       (219)        (43)
                                                           -------    --------
Increase (decrease) in cash and equivalents                  4,509      (8,629)
Cash and equivalents, beginning of period                   24,167      24,155
                                                           -------    --------
Cash and equivalents, end of period                        $28,676    $ 15,526
                                                           =======    ========



See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report to Stockholders and Form 10-K for the year ended December 31, 1998.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results which could be expected for the full year.

       Certain prior year amounts have been reclassified to conform with current year presentation.

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

5.   Acquisition Costs

       In connection with the merger with Unidata, the Company recorded a charge of $14,895,000 for the quarter ended March 31, 1998. The charge included $3,910,000 for financial advisor, legal and accounting fees, $6,209,000 for severance and related costs, $2,170,000 for closure of facilities, and $2,606,000 for the write-off of redundant assets. As of March 31, 1999, approximately $625,000 remains unpaid, comprised principally of future rental obligations on idle facilities and severance associated with longer term arrangements with senior executives, all of which is expected to be paid in 1999. Remaining amounts recorded at March 31, 1999 consist primarily of future rental obligations on idle facilities recorded as part of prior restructurings.

6.   Comprehensive Income (Loss)

       The only item that the Company currently records as other comprehensive income or loss is the change in cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. As of March 31, 1999 and December 31, 1998, the cumulative translation adjustment was $(197,000) and $(244,000), respectively.

7.   New Accounting Pronouncements

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and the Company will adopt SFAS 133 in the first quarter of fiscal 2000. The Company is currently evaluating this statement, but does not expect it to significantly affect the accounting and reporting of its current hedging program.

       In December 1998, the American Institute of Certified Public Accountants (AICPA) released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when the following conditions exist: (1) there is vendor-specific objective evidence, or VSOE, of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting; (2) VSOE of fair value does not exist for one or more of the delivered elements; and (3) all revenue recognition criteria of SOP 97-2, other than the requirement for VSOE of the fair value of each delivered element, are satisfied.

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

8.   Segment Information

       The Company has identified two distinct and reportable segments: the Database segment and the Data warehouse segment. The Company considers these two segments reportable under SFAS No. 131 criteria as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's chief decision maker and Board of Directors. Evaluations of each segment are done on the basis of revenue and income (loss) from operations excluding any tax effects, interest income or interest expense.

       The accounting policies of each segment are the same as those described in Note 1 of the Company's Annual Report filed on form 10-K for the year ended December 31, 1998. There are no intercompany transactions between the two business segments. The following table presents information about the Company's operating segments for the quarters ended March 31,

                                                                                   Total
       1999                                  Database       Data Warehouse     Consolidated
                                             --------       --------------     ------------

       Revenue from external customers        $24,650            $6,571            $31,221
       Income from operations                   4,694                57              4,751

                                                                                   Total
       1998                                  Database       Data Warehouse     Consolidated
                                             --------       --------------     ------------

       Revenue from external customers        $23,219            $2,491            $25,710
       Income (Loss) from operations*           2,797              (270)             2,527

       * Excludes non-recurring merger charge of $14,895. See note 5 for additional information.

9.   Subsequent Event

       On April 26, 1999, the Company acquired Prism Solutions, Inc. ("Prism"), a provider of tools and solutions to the data warehousing market, in a stock-for-stock transaction. The agreement provided for Prism shareholders to receive 0.13124 shares of Ardent common stock for each share of Prism common stock. Prism stock options were assumed using the same ratio as for common shares. Total consideration is estimated at approximately $48,000,000. The acquisition will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                              ARDENT SOFTWARE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three months ended March 31, 1999 and 1998.

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                            1999         1998
                                                            -----        -----

Revenue:
Software                                                     57.4%        57.5%
Services and other                                           42.6         42.5
                                                            -----        -----
Total revenue                                               100.0        100.0
                                                            -----        -----
Costs and expenses:
Cost of software                                              4.7          5.7
Cost of services and other                                   19.8         20.8
Selling and marketing                                        38.1         36.1
Product development                                          13.8         16.5
General and administrative                                    8.4         11.0
Merger costs                                                   --         58.0
                                                            -----        -----
Total costs and expenses                                     84.8        148.1
                                                            -----        -----
Income (loss) from operations                                15.2%       (48.1)%
                                                            =====        =====

REVENUE

The Company's total revenue increased 21% to $31,221,000 in the first quarter of 1999 from $25,710,000 in the first quarter of 1998.

Software license revenue for the first quarter of 1999 increased 21% to $17,917,000 from $14,792,000 in the first quarter of 1998. The increase in license revenue was primarily a result of continued growth of the Company's customer base due to increased demand for its data warehouse and embedded database products. Data warehouse license revenue increased 91% from the same period a year ago and represented approximately 25% of license revenue in the quarter ended March 31, 1999 compared to 14% of license revenue in the same period of the prior year. Embedded database and tools license revenue increased approximately 8% from the same period a year ago despite a decline in sales of the O2 product line, which represented 2% of license revenue for 1999 compared to 7% for the same period in 1998. Software license revenue represented 57% and 58% of total revenue for the quarters ended March 31, 1999 and 1998, respectively.

Services and other revenue, consisting of consulting, training and software maintenance, increased 22% to $13,304,000 in the first quarter of 1999 from $10,918,000 in the first quarter of 1998. Consulting revenue increased 57% from the first quarter of 1998 principally due to increased demand for data warehouse services. Maintenance revenue increased 14% from the same period in 1998 due to continued growth in the Company's installed customer base as well as improved maintenance capture rates. Services and other revenue represented 43% and 42% of total revenue for the first quarter of 1999 and 1998, respectively.

COST OF SOFTWARE

Cost of software, which consists of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs were flat for the first quarter of 1999 at $1,469,000 compared to $1,457,000 for the same period of the prior year. The consistency is primarily due to the relatively fixed nature of the expenses. Cost of software as a percentage of license revenue was 8% and 10% for the first quarter of 1999 and 1998, respectively.

COST OF SERVICES AND OTHER

Cost of services and other, which consist of consulting, training, and other customer support service costs increased 15% to $6,184,000 for the first quarter of 1999 as compared to $5,355,000 in the same period of the prior year. Costs of services represented 46% and 49% of services revenue for the quarters ended March 31, 1999 and 1998, respectively. Gross margins on services improved from the first quarter of 1998 due to an increase in maintenance revenue, which has marginal incremental costs, as well as improved utilization of consulting personnel.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, represented 38% of total revenue or $11,896,000 in the first quarter of 1999 compared to 36% of total revenue or $9,289,000 in the same period of the prior year. The increase in spending is principally due to increased sales and marketing costs associated with the data warehouse product lines.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, were flat for the first quarter of 1999 at $4,301,000, compared to $4,240,000 for the first quarter of 1998. Product development expenses represented 14% and 16% of total revenue for the quarter ended March 31, 1999 and 1988, respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 8% to $2,620,000 for the first quarter of 1999 from $2,842,000 for the same period year a year ago. The first quarter decrease was due, in part, to cost synergies realized through the elimination of duplicate positions and facilities in conjunction with the merger of the Company and Unidata. Although the Company has undergone significant growth, Ardent continues to experience significant leverage of the general and administrative function through optimal utilization of its employees. General and administrative expenses represented 8% and 11% of total revenue for 1999 and 1998, respectively.

MERGER COSTS

In connection with the merger with Unidata, the Company recorded a one time charge of $14,895,000 in the quarter ended March 31, 1998. The amount included $3,910,000 for financial advisor, legal and accounting fees related to the merger and $10,985,000, for costs associated with combining the operations of the two companies including $6,209,000 for severance and related costs, $2,170,000 for closure of facilities, and $2,606,000 for the write-off of redundant assets. As of March 31, 1999, approximately $625,000 remains unpaid, comprised principally of future rental obligations on idle facilities and severance associated with longer term arrangements with senior executives, all of which is expected to be paid in 1999. Remaining amounts recorded at March 31, 1999 consist primarily of future rental obligations on idle facilities recorded as part of prior restructurings.

INCOME TAXES

The Company recorded a provision for income taxes of $1,752,000 for the first quarter of 1999 compared to a benefit from income taxes of $2,857,000 for the first quarter of 1998. This represents effective tax rates of 35% and 23% for 1999 and 1998, respectively. The effective tax rate for 1999 is substantially higher than that of 1998 due to certain non-deductible merger charges incurred in the first quarter of 1998.

FOREIGN  CURRENCY TRANSLATION

The Company hedges its exposure to foreign currency fluctuations on inter-company balances of certain of its international subsidiaries through foreign exchange forward contracts. These contracts are comprised of contracts to sell foreign currency aggregating $6,148,000 and $9,302,000 at March 31, 1999 and December 31, 1998, respectively, of notional amount, principally British pounds and French francs. These contracts are short-term in duration (typically 90 days) and have limited market risk, since decreases or increases in the unrealized gain or loss on any position is generally fully offset by corresponding increases or decreases in gains and losses on the inter-company balances being hedged. Credit risk is limited to the risk that counterparties to these contracts fail to deliver at maturity. The Company deals only with reputable financial institutions in entering into these contracts and therefore believes that credit risk is insignificant. Currency forward contracts are used only to hedge identified foreign currency commitments and are never held for speculative purposes. The gains and losses associated with currency rate changes on these contracts, net of the corresponding gains and losses on the hedged inter-company accounts, are recorded as a component of other income/expense in the period the change occurs. Foreign exchange gains or losses were not material in any period presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. At March 31, 1999 the Company had $28,676,000 in cash and cash equivalents and $19,934,000 in working capital ($37,112,000 excluding deferred revenue, the satisfaction of which will have no cash impact). The Company has a working capital line of credit with a bank under which the Company may borrow, on an unsecured basis, up to the lesser of $12,500,000 or 70-80% of eligible domestic and foreign accounts receivable, conditioned upon meeting financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth and liquidity. The line of credit also limits the Company's ability to pay dividends. At March 31, 1999 and December 31, 1998, there were no borrowings outstanding under the line of credit facility; as of each date, $9,400,000 and $10,200,000, respectively, were available to the Company under the line of credit.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan and future amounts available under its credit facility, if any, will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

During the quarter, the Company transferred its rights to certain accounts receivable to a finance company in exchange for cash payments from the finance company. Total cash received by the Company in the first quarter of 1999 under these arrangements was approximately $2,400,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and the Company will adopt SFAS 133 in the first quarter of fiscal 2000. The Company is currently evaluating this statement, but does not expect it to significantly affect the accounting and reporting of its current hedging program.

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

EUROPEAN UNION CURRENCY CONVERSION

On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending on June 30, 2002, both the Euro and each of the currencies for those member nations will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries will be transacted in both the Euro and the existing national currency during the transition period. Of the eleven countries currently using the Euro, the Company has subsidiary operations in two and distributor relationships in the other nine.

The Company has assessed the potential impact of the Euro conversion in a number of areas, particularly including marketing and product development. For instance, the Company has considered whether the common currency will adversely affect its pricing strategies for individual European countries. Although the Company does not currently expect that the conversion, either during or after the transition period, will adversely affect its operations or financial condition, the conversion has only recently been implemented and there can be no assurance that it will not have some unexpected adverse impact.

PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

The Company regards certain of its technologies as proprietary and relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to establish and protect its proprietary rights. These steps may not be sufficient to prevent or deter others from copying or stealing such proprietary rights and do not prevent competitors from independently developing technology that is equivalent or superior to the Company's technology. In addition, while the Company does not believe that its products, trademarks, or other proprietary rights infringe upon the proprietary rights of others, it is possible that others will assert that they do. The cost of responding to such an assertion may be significant, even if the assertion is false. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs.

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

State of Readiness -- The Company has made assessments of the Year 2000 readiness of its internal information technology systems, system services provided by third-party software and the software solutions that the Company provides to its customers. These assessments include:

     - quality assurance testing of the Company's internally developed proprietary software;

     - contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the Company's business;

     -    contacting third-party suppliers of material systems; and

     -    assessment and implementation of repair or replacement requirements.

The Company has prepared and made available to its customers a Year 2000 readiness statement addressing its products. The Company has been informed by most of its vendors of material hardware and software components that the products of these vendors used by the Company are currently Year 2000 compliant. The Company has also performed testing on its internally developed systems and expects to complete all such testing and assessment by May 31, 1999.

Costs -- To date, the Company has not incurred material incremental expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of the expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters. At this time, the Company does not possess the information necessary to estimate the potential costs of the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Based on testing to date, the Company does not anticipate that such expenses will be material. Such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks -- The Company is not aware of any Year 2000 compliance problems relating to its proprietary products or systems that would, despite efforts to avoid or fix such problems, have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary products that will require substantial revisions. In addition, there can be no assurance that third-party software, hardware or services incorporated into its material systems will not need to be revised or replaced, all of which could be time consuming and expensive. The failure of the Company to fix its proprietary products, if necessary, or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, failure to adequately address Year 2000 compliance issues in its products and its systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

Contingency Plans -- Pending completion of its testing and assessment procedures, the Company has not developed any plans for likely scenarios involving Year 2000 failures. If, when its testing and assessment is complete, it appears reasonably likely that such a failure may occur, the Company intends to develop appropriate plans to deal with such contingencies.

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward looking statements. When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company or any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements," which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements. The Company advises readers that the various risk factors described below and in Part II of the Company's Annual Report on Form 10-K could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Technological developments, customer requirements and industry standards change frequently in the computer software database market. As a result, the Company's success will depend upon our ability to enhance current products and to develop or acquire new products which meet customer needs and comply with industry standards. The possibility exists that the Company's products will be rendered obsolete by technological advances, or that the Company will not be able to develop and market the products required to continue to be competitive. Certain of the Company's planned products are in various stages of development. It is possible that such products will prove not to be commercially viable or that we will experience operational problems with such products after commercial introduction that could delay or defeat the ability of such products to generate revenue. The product lines that the Company intends to devote substantial resources in the foreseeable future are data warehouse and database management. There is no assurance that products in either of these two areas will continue to be commercially successful.

The Company has experienced product delays and undetected errors or bugs in certain products in the past. Although these delays and bugs have not materially affected the Company's results in the past, these types of problems may materially affect the Company in the future.

Approximately 41% of the Company's total revenue in the first quarter of 1999 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations of foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuations on such results. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's working capital line of credit agreement provides for borrowings which bear interest at a variable rate based on a prime rate. As of March 31, 1999, the Company had no borrowings outstanding pursuant to the credit agreement. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on its financial position, results of operations and cash flows should not be material.

The Company is exposed to changes in foreign currency exchange primarily in its cash and foreign currency transactions. The Company holds foreign exchange forward contracts. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. Analytic techniques are used to manage and monitor foreign exchange risk and include market valuation. The Company believes that it is managing the foreign exchange exposure through its cash management and hedging policies. This exposure is not considered material to the Company's financial position, results of operations and cash flows.

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

ITEMS 2.-5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits

           27-1     Financial Data Schedule - 1999

            (b)     Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Ardent Software, Inc.
                                          (Registrant)


Dated: May 11, 1999                  /s/ Peter Gyenes
                                     ------------------------------------------
                                     Peter Gyenes
                                     Chairman, President and Chief Executive
                                     Officer
                                     (principal executive officer)


Dated: May 11, 1999                  /s/ Charles F. Kane
                                     ------------------------------------------
                                     Charles F. Kane
                                     Vice President, Finance and Chief
                                     Financial Officer
                                     (principal finance and accounting officer)