Form 10-Q
period 1999-06-30
ARDENT SOFTWARE INC
filed 1999-08-16
CIK 885474

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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

                           ---------------------------

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

     DATE                       CLASS                   OUTSTANDING SHARES
 July 30, 1999       Common stock, $.01 par value          18,957,759


--------------------------------------------------------------------------------

                              ARDENT SOFTWARE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS





                                                                                PAGE NUMBERING IN
                                                                           SEQUENTIAL NUMBERING SYSTEM
                                                                           ---------------------------

PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                                    3

                  Condensed Consolidated Statements of Operations
                  for the three and six months ended June 30, 1999
                  and June 30, 1998                                                      4

                  Condensed Consolidated Statement of Comprehensive Income (Loss)
                  for the three and six months ended June 30, 1999 and
                  June 30, 1998                                                          5

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1999 and June 30, 1998                       6

                  Notes to Condensed Consolidated Financial Statements                   7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk            17

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                     17

Item 4.           Submission of Matters to a Vote of Security Holders                   18

Item 6.           Exhibits and Reports on Form 8-K                                      18

                  Signatures                                                            19




PART I   FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                 JUNE 30, 1999   DECEMBER 31, 1998
                                                                 -------------   -----------------
ASSETS
Current assets:
   Cash, cash equivalents and short-term investments                $ 33,906          $24,167
   Accounts receivable - net                                          30,256           21,238
   Prepaid expenses and other current assets                           6,223            5,062
   Assets held for sale                                                6,440                -
   Deferred income taxes                                               1,674            1,634
                                                                    --------          -------
     Total current assets                                             78,499           52,101
                                                                    --------          -------

Property and equipment - net                                           8,440            6,587
                                                                    --------          -------

Long-term assets:
   Intangible assets - net                                            58,929           14,633
   Other long-term assets                                              5,762            5,085
   Deferred income taxes                                               8,782            4,398
                                                                    --------          -------
     Total long-term assets                                           73,473           24,116
                                                                    --------          -------

Total assets                                                        $160,412          $82,804
                                                                    ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  8,007          $ 5,476
   Accrued expenses and other current liabilities                     24,344           17,390
   Accrued merger and restructuring costs                              9,711            2,112
   Deferred revenue                                                   24,906           14,036
                                                                    --------          -------
     Total current liabilities                                        66,968           39,014
                                                                    --------          -------

Stockholders' equity                                                  96,400           46,746
Cost of treasury stock                                                (2,956)          (2,956)
                                                                    --------          -------
     Total stockholders' equity                                       93,444           43,790
                                                                    --------          -------

Total liabilities and stockholders' equity                          $160,412          $82,804
                                                                    ========          =======



See notes to condensed consolidated financial statements.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                            1999            1998            1999            1998
                                                          --------        --------        --------        --------

Revenue:
   Software                                               $ 23,834        $ 17,460        $ 41,751        $ 32,252
   Services and other                                       19,829          11,777          33,133          22,695
                                                          --------        --------        --------        --------
     Total revenue                                          43,663          29,237          74,884          54,947
                                                          --------        --------        --------        --------

Costs and expenses:
   Cost of software                                          2,190           1,884           3,659           3,555
   Cost of services and other                                8,775           5,597          14,959          10,952
   Selling and marketing                                    15,505           9,924          27,401          19,213
   Product development                                       5,366           4,543           9,667           8,783
   General and administrative                                3,717           2,578           6,337           5,206
   Purchased technology                                      5,052              --           5,052              --
   Merger and restructuring costs                            9,895              --           9,895          14,895
                                                          --------        --------        --------        --------
     Total costs and expenses                               50,500          24,526          76,970          62,604
                                                          --------        --------        --------        --------

Income (loss) from operations                               (6,837)          4,711          (2,086)         (7,657)

Other income (expense) - net                                   231             (76)            485              78
                                                          --------        --------        --------        --------

Income (loss) before provision for income taxes             (6,606)          4,635          (1,601)         (7,579)

Provision for (benefit from) income taxes                    1,083           1,667           2,835          (1,190)
                                                          --------        --------        --------        --------

Net income (loss)                                         $ (7,689)       $  2,968        $ (4,436)       $ (6,389)
                                                          ========        ========        ========        ========

Basic income (loss) per common share                      $  (0.43)       $   0.20        $  (0.26)       $  (0.44)
                                                          ========        ========        ========        ========

Basic shares used in calculation                            17,918          14,618          16,854          14,412
                                                          ========        ========        ========        ========

Diluted income (loss) per common share                    $  (0.43)       $   0.18        $  (0.26)       $  (0.44)
                                                          ========        ========        ========        ========

Diluted shares used in calculation                          17,918          16,753          16,854          14,412
                                                          ========        ========        ========        ========





See notes to condensed consolidated financial statements

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)






                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                  JUNE 30, 1999        JUNE 30, 1998        JUNE 30, 1999        JUNE 30, 1998
                                                  -------------        -------------        -------------        -------------


  Net income (loss)                                 $(7,689)              $2,968              $(4,436)              $(6,389)
  Change in translation adjustment                      (68)                 249                  (21)                  158
                                                    -------               ------              -------               -------
    Comprehensive net income (loss)                 $(7,757)              $3,217              $(4,457)              $(6,231)
                                                    =======               ======              =======               =======




See notes to condensed consolidated financial statements.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)





                                                                               SIX  MONTHS ENDED JUNE 30,
                                                                              ---------------------------
                                                                                 1999             1998
                                                                              ---------        ----------

Cash flows from operating activities:
Net loss                                                                      $ (4,436)        $ (6,389)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                                                   5,862            3,260
 Purchased technology                                                            5,052               --
 Amortization of restricted stock awards                                            14               14
 Loss on disposal of assets                                                      5,882            1,023
 Deferred income taxes                                                             109           (2,937)
 Increase (decrease) in cash from:
    Current assets                                                              (3,974)           1,910
    Current liabilities                                                            311           12,157
                                                                              --------         --------
     Cash provided by operating activities                                       8,820            9,038
                                                                              --------         --------

Cash flows from investing activities:
 Expenditures for property and equipment-net                                    (2,367)            (946)
 Expenditures for capitalized software costs                                    (3,152)          (1,669)
 Cash acquired in a business combination                                         1,285               --
 Increase in cash surrender value of officers' life
   insurance and deposits and other                                               (317)          (1,815)
                                                                              --------         --------
      Cash used in investing activities                                         (4,551)          (4,430)
                                                                              --------         --------

Cash flows from financing activities:
 Borrowings under line-of-credit arrangements                                       --            7,720
 Repayments under line-of-credit arrangements                                       --           (8,357)
 Sale of common stock                                                            5,881            3,871
 Repayments under capital lease and other obligations                               --         (12,352)
                                                                              --------         --------
     Cash used in financing activities                                          (5,881)          (9,118)
                                                                              --------         --------

Effect of exchange rate changes on cash                                           (411)            (211)
                                                                              --------         --------

Increase (decrease) in cash and equivalents                                      9,739           (4,721)

Cash, equivalents and short-term investments, beginning of period               24,167           24,155
                                                                              --------         --------
Cash, equivalents and short-term investments, end of period                   $ 33,906         $ 19,434
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

    Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  Income (Loss) Per Common Share

    Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each period presented and excludes the dilutive effect of common stock equivalents. Diluted income
    (loss) per common share is computed using the weighted average number of common shares outstanding during each period presented and includes the dilutive effect of common stock equivalents, namely the Company's outstanding options (using the treasury stock method), except where such items would be anti-dilutive.

3.  Income Taxes

    The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year, adjusted for significant non-deductible costs. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4.  Litigation

    The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. On May 11, 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and the Company has filed for arbitration. While the outcome cannot be predicted with certainty, management of the Company believes that the actions against the Company are without merit and plans to continue to oppose them vigorously.

    The Company is the defendant in an action filed in July 1998 in the U.S. District Court for the Southern District of Ohio. The plaintiff, with whom the Company entered into a joint venture in 1996 to develop the Object Studio product, alleges in its complaint that the Company is obligated to support the joint venture in amounts up to $1,400,000 per year for an aggregate present value liability of up to $8,000,000. The Company denied its alleged liability and filed certain counterclaims against the plaintiff seeking an amount in excess of $9,000,000. The action is in the discovery and deposition stage. While the outcome cannot be predicted with certainty, management of the Company plans to continue to oppose the action vigorously.

    The Company is a defendant in a class action initially filed in 1997 against Prism, prior to its acquisition by the Company, in the Superior Court of the State of California, County of Santa Clara. The action was filed on behalf of persons who acquired Prism stock during a period following its initial public offering. It alleges the improper inflation of demand for the stock around the time of the offering and seeks damages in an unspecified amount under both California corporation and federal securities laws. Prism denied the allegations against it in its answer to the complaint. The action is in the early stages of discovery. While the outcome cannot be predicted with certainty, management of the company plans to continue to oppose the action vigorously.

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

5.  Comprehensive Income (Loss)

    The Company currently records as other comprehensive income or loss the change in cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. As of June 30, 1999 and December 31, 1998, the cumulative translation adjustment was $(265,000) and $(244,000), respectively.

6.  Acquisition

    On April 26, 1999, the Company acquired all of the outstanding shares of Prism Solutions, Inc. ("Prism") in a stock-for-stock transaction accounted for as a purchase. Ardent issued 0.13124 shares of common stock for each outstanding common share of Prism; totaling 2,491,596 shares of Ardent common stock issued to consummate the transaction. Total consideration and liabilities assumed approximated $76,400,000 (including $48,184,000 of equity consideration from Ardent shares issued and Prism stock options assumed), which was allocated as follows: $50,633,000 to goodwill, core software, customer base and other intangible assets, $14,275,000 to equipment, tax assets, receivables and other non-software assets, $6,440,000 to assets held for resale (net of tax), and $5,052,000, or 6.6% of consideration and liabilities assumed, to in-process research and development (IPR&D). This allocation is subject to change pending a final analysis of the value of the assets acquired and the liabilities assumed and divestiture of Prism's Customer Relationship Management Software business. The impact of such changes are not expected to be material.

7.  Restructuring Costs

    The Company recorded a one-time restructuring charge of $9,895,000 in June 1999 related principally to the discontinuation of the O2 System product line. Included in these costs were: $5,894,000 for impairment of assets, $3,617,000 for severance and related benefits, $332,000 for closure of facilities, and $52,000 for financial advisor, legal and accounting fees. As of June 30, 1999, approximately $3,455,000 remains unpaid, comprised principally of severance and facility costs, the majority of which is expected to be paid in 1999.

    The decision to discontinue the marketing of its O2 System product line
    (O2) was made due to ongoing difficulties experienced by the Company in achieving projected sales levels and forecasts which indicated that ongoing performance would continue to be problematic and less than originally expected. Accordingly, the Company determined that scaling back this activity and investing funds elsewhere was a more appropriate use of the Company's limited capital resources.

    Recognizing that this decision raised the possibility that intangibles directly associated with O2 could be impaired, the Company estimated the remaining non-discounted cash flows to be generated by O2 activities to be continued by the Company (principally residual maintenance and service work) and compared the aggregate of such amounts to the net book value of the intangible assets recorded at the date O2 was acquired. Since the non-discounted cash flows from the remaining O2 activities were less than the carrying amount of O2 assets at June 30, 1999, an impairment charge of $5,984,000 was recorded. In calculating this charge, the fair value of the remaining O2 intangible and other long lived assets was determined by discounting the cash flow estimates to their net present value using a discount rate of 8%.

8.  New Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", (SFAS No. 137), which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company is currently evaluating this statement, but does not expect it to significantly affect the accounting and reporting of its current hedging program.

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

9.  Segment Information

    The Company has identified two distinct and reportable segments: the Database segment and the Data warehouse segment. The Company considers these two segments reportable under SFAS No. 131 criteria as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's chief decision makers and Board of Directors. Evaluations of each segment are done on the basis of revenue and income (loss) from operations excluding any tax effects, interest income or interest expense.

    The accounting policies of each segment are the same as those described in
    Note 1 to the Financial Statements of the Company's Annual Report filed on form 10-K for the year ended December 31, 1998. There are no intercompany transactions between the two business segments. The following table presents information about the Company's operating segments for the quarter and six months ended June 30:


                                                                                    TOTAL
       Three Months Ended June 30, 1999       DATABASE       DATA WAREHOUSE      CONSOLIDATED
                                              --------       --------------      ------------

       Revenue from external customers         $27,708            $15,955          $43,663
       Non-recurring charges*                    9,895              5,052           14,947
       Loss from operations                     (3,652)            (3,185)          (6,837)
                                                                                    TOTAL
       Three Months Ended June 30, 1998       DATABASE       DATA WAREHOUSE      CONSOLIDATED
                                              --------       --------------      ------------

       Revenue from external customers         $25,767            $ 3,470          $29,237
       Income from operations                    4,596                115            4,711


                                                                                    TOTAL
       Six Months Ended June 30, 1999         DATABASE       DATA WAREHOUSE      CONSOLIDATED
                                              --------       --------------      ------------

       Revenue from external customers         $52,358            $22,526          $74,884
       Non-recurring charges*                    9,895              5,052           14,947
       Income (Loss) from operations             1,042             (3,128)          (2,086)

                                                                                    TOTAL
       Six Months Ended June 30, 1998          DATABASE       DATA WAREHOUSE     CONSOLIDATED
                                              --------       --------------      ------------

       Revenue from external customers         $48,986            $5,961           $54,947
       Non-recurring charges**                  14,895                --            14,895
       Loss from operations                     (7,502)             (155)           (7,657)






*  See notes 6 and 7 for additional information.
** Non-recurring merger charges related to the merger with Unidata in the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

On April 26, 1999, the Company acquired all of the outstanding shares of Prism Solutions, Inc. ("Prism") in a stock-for-stock transaction accounted for as a purchase. Ardent issued 0.13124 shares of common stock for each outstanding common share of Prism; totaling 2,491,596 shares of Ardent common stock issued to consummate the transaction. Total consideration and liabilities assumed approximated $76,400,000, which was allocated as follows: $50,633,000 to goodwill, core software, customer base and other intangible assets, $14,275,000 to equipment, tax assets, receivables and other non-software assets, $6,440,000 to assets held for resale (net of tax), and $5,052,000, or 6.6% of consideration and liabilities assumed, to in-process research and development (IPR&D). This allocation is subject to change pending a final analysis of the value of the assets acquired and the liabilities assumed and divestiture of Prism's Customer Relationship Management Software business. The impact of such changes are not expected to be material. The business of Prism has been included in the Company's results of operations beginning with the effective date of the acquisition.

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of total revenue for the three and six months ended June 30, 1999 and 1998.



                                      THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                      ---------------------------  ------------------------
                                           1999         1998           1999      1998
                                           ----         ----           ----      ----
Revenue:
  Software                                  54.6%       59.7%          55.8%      58.7%
  Services and other                        45.4        40.3           44.2       41.3
                                           -----       -----          -----      -----
    Total revenue                          100.0       100.0          100.0      100.0
                                           -----       -----          -----      -----

Costs and expenses:
  Costs of software                          5.0         6.4            4.9        6.5
  Costs of services and other               20.1        19.1           20.0       19.9
  Selling and marketing                     35.5        34.0           36.6       35.0
  Product development                       12.3        15.6           12.9       16.0
  General and administrative                 8.5         8.8            8.5        9.4
  Purchased technology                      11.6           -            6.7          -
  Merger and restructuring costs            22.7           -           13.2       27.1
                                           -----       -----          -----      -----
    Total costs and expenses               115.7        83.9          102.8      113.9
                                           -----       -----          -----      -----

Income (loss) from operations             (15.7)%       16.1%          (2.8)%    (13.9)%
                                          =====        =====          =====      =====


REVENUE

The Company's total revenue increased 49% to $43,663,000 in the second quarter of 1999 from $29,237,000 in the second quarter of 1998 and increased 36% to $74,884,000 for the first six months of 1999 compared to $54,947,000 for the first six months of 1998.

Software license revenue for the three and six months ended June 30, 1999 increased 37% and 29% to $23,834,000 and $41,751,000, respectively, from $17,460,000 and $32,252,000 for the same periods in 1998. The Company continues to experience growth of its customer base due to increased demand for its data warehouse and embedded database products. Data warehouse license revenue for the three and six month period ended June 30, 1999 increased 243% and 178% to $9,585,000 and $13,850,000, respectively, from $2,793,000 and $4,982,000 for the same periods a year ago and represented approximately 40% and 33% of license revenue in the quarter and six months ended June 30, 1999, respectively, compared to 16% and 15% of license revenue in the same periods of the prior year. Embedded database and tools license revenue for the three and six months ended June 30, 1999 remained flat at $14,249,000 and $27,901,000, respectively, compared to $14,667,000 and $27,270,000 for the same period of the prior year. Software license revenue represented 55% and 56% of total revenue for the quarter and six months ended June 30, 1999, respectively, compared to 60% and 59% for the same periods in 1998.

Services and other revenue, consisting of consulting, training, and software maintenance increased 68% and 46% to $19,829,000 and $33,133,000 for the quarter and six months ended June 30, 1999, as compared to $11,777,000 and $22,695,000 for the quarter and six months ended June 30, 1998. The increase in total revenue is due to increases in the installed customer base as well as the acquisition of Prism Solutions, Inc., for which revenues from April 26, 1999 to June 30, 1999 are included. Consulting revenue increased 172% and 121% to $7,681,000 and $11,132,000 for the three and six months ended June 30, 1999 from $2,829,000 and $5,026,000 for the three and six months ended June 30, 1998 principally due to the acquisition of Prism and increased demand for data warehouse services. Maintenance revenue increased 36% and 25% to $10,880,000 and $19,678,000 for the three and six months ended June 30, 1999, respectively, from $8,011,000 and $15,759,000 for the same periods in 1998 due to continued growth in the Company's installed customer base, principally due to the acquisition of Prism, as well as improved maintenance capture rates. Services and other revenue increased to 45% and 44% of total revenue for the second quarter and first six months of 1999, respectively, compared to 40% and 41% for the same fiscal periods of 1998.

COSTS OF SOFTWARE

Costs of software, which consists of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, increased by 16% to $2,190,000 for the second quarter of 1999 as compared to $1,884,000 for the comparable period in the prior year, and increased 3% to $3,659,000 for the six months ended June 30, 1999 from $3,555,000 for the six months ended June 30, 1998. The increase in total cost of software for the three and six months ended June 30, 1999 is primarily due to increases in amortization associated with the acquisition of Prism Solutions, Inc. Cost of software as a percentage of license revenue slightly decreased to 9% for the three and six months ended June 30, 1999, from 11% for the same periods of the prior year. These relatively flat levels of expense year over year are due to the fixed nature of these costs and the minimal change in the mix of product revenue with associated royalties.

COSTS OF SERVICES AND OTHER

Costs of services and other, which consist of consulting, training, and other customer support service costs, increased 57% to $8,775,000 for the second quarter and 37% to $14,959,000 for the first six months of 1999 as compared to $5,597,000 and 10,952,000 for the same periods a year ago. The increase in total costs is principally due to the acquisition of Prism Solutions, Inc. The profit margin associated with services and other revenue increased to 55% from 52% for the first six months of 1999 as compared to the first six months of 1998 and increased to 56% for the second quarter of 1999 from 52% for the second quarter of 1998. The increase in profit margins is due to an increase in maintenance revenue, which has marginal incremental costs, as well as improved utilization of services personnel. Costs of services represented 44% and 45% of services revenue for the three and six months ended June 30, 1999, respectively, and 48% for the same periods of 1998.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, increased to 36% and 37% of total revenue or $15,505,000 and $27,401,000 in the quarter and six months ended June 30, 1999 as compared to 34% and 35% of total revenue or $9,924,000 and $19,213,000 for the comparable periods of the prior year. The relatively flat levels of spending year over year is primarily due to increased investments in the data warehouse product line offset by decreases in selling and marketing programs for relational database technology and tools and O2 System product lines.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, increased 18% to $5,366,000 in the second quarter of 1999 from $4,543,000 in the second quarter of 1998 and increased 10% to $9,667,000 in the first six months of 1999, as compared to $8,783,00 for the same fiscal period of the prior year. The increase in total product development expenses is due to the acquisition of Prism Solutions, Inc. and increased investments in the DataStage suite of products. Product development expenses as a percentage of revenue were 12% and 13 % for the second quarter and the first six months of 1999, respectively, as compared to 16% for the same fiscal periods in 1998. The decrease in total spending as a percentage of revenue is principally due to efficiencies gained from the acquisition of Prism.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of finance, human resources, legal, information systems, administrative departments and amortization of purchased goodwill. General and administrative expenses increased 44% in the second quarter of 1999 to $3,717,000 from $2,578,000 in the comparable period of 1998. General and administrative expenses increased 22% to $6,337,000 in the first six months of 1999 from $5,206,000 for the same period a year ago. This increase is primarily due to goodwill amortization associated with the acquisition of Prism Solutions, Inc. Although the Company has undergone significant growth, Ardent continues to experience significant leverage of the general and administrative function through optimal utilization of its employees. Exclusive of goodwill amortization related to the acquisition of Prism, general and administrative expenses represented 6% and 7% of total revenue for the three and six months ended June 30, 1999, respectively, versus 9% for the same periods of 1998.

RESTRUCTURING COSTS

The Company recorded a one-time restructuring charge of $9,895,000 in June 1999 principally related to the discontinuation of the O2 System product line. Included in these costs were: $5,894,000 for impairment of assets, $3,617,000 for severance and related benefits, $332,000 for closure of facilities, and $52,000 for financial advisor, legal and accounting fees. As of June 30, 1999, approximately $3,455,000 remains unpaid, comprised principally of severance and facility costs, the majority of which is expected to be paid in 1999.

The decision to discontinue the marketing of its O2 Systems product line (O2) was made due to ongoing difficulties experienced by the Company in achieving projected sales levels and forescasts which indicated that ongoing performance would continue to be problematic and less than originally expected. Accordingly, the Company determined that scaling back this activity and investing funds elsewhere was a more appropriate use of the Company's limited capital resources.

Recognizing that this decision raised the possibility that intangibles directly associated with O2 could be impaired, the Company estimated the remaining non-discounted cash flows to be generated by O2 activities to be continued by the Company (principally residual maintenance and service work) and compared the aggregate of such amounts to the net book value of the intangible assets recorded at the date O2 was acquired. Since the non-discounted cash flows from the remaining O2 activities were less than the carrying amount of O2 assets at June 30, 1999, an impairment charge of $5,984,000 was recorded. In calculating this charge, the fair value of the remaining O2 intangible and other long lived assets was determined by discounting the cash flow estimates to their net present value using a discount rate of 8%.

INCOME TAXES

The Company recorded a provision for income taxes of $1,083,000 and $2,835,000 for the three and six months ended June 30, 1999, respectively, compared to a provision of $1,667,000 and income tax benefit of $1,190,000 for the same periods in 1998. The effective tax rate recorded in the quarter ended June 30, 1999 was 116%. The provision for the six months ended June 30, 1999 represents an effective tax rate of 277%. These effective tax rates are substantially different than the statutory rate due primarily to the non-deductibility of purchased technology and restructuring charges incurred in the second quarter of 1999.

FOREIGN CURRENCY TRANSLATION

The Company hedges its exposure to foreign currency fluctuations on inter-company balances of certain of its international subsidiaries through foreign exchange forward contracts. These contracts are comprised of contracts to sell foreign currency aggregating $5,037,000 and $9,302,000 at June 30, 1999 and December 31, 1998, respectively, of notional amount, principally British pounds and French francs. These contracts are short-term in duration (typically 90 days) and have limited market risk, since decreases or increases in the unrealized gain or loss on any position is generally fully offset by corresponding increases or decreases in gains and losses on the inter-company balances being hedged. Credit risk is limited to the risk that counterparties to these contracts fail to deliver at maturity. The Company deals only with reputable financial institutions in entering into these contracts and therefore believes that credit risk is insignificant. Currency forward contracts are used only to hedge identified foreign currency commitments and are never held for speculative purposes. The gains and losses associated with currency rate changes on these contracts, net of the corresponding gains and losses on the hedged inter-company accounts, are recorded as a component of other income/expense in the period the change occurs. Foreign exchange gains or losses were not material in any period presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations. At June 30, 1999 the Company had $33,906,000 in cash, cash equivalents and short-term investments and $11,531,000 in working capital ($36,437,000 excluding deferred revenue, the satisfaction of which will have no significant cash impact). The Company has a working capital line of credit with a bank under which the Company may borrow, on an unsecured basis, up to the lesser of $12,500,000 or 70-80% of eligible domestic and foreign accounts receivable, conditioned upon meeting financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth and liquidity. The line of credit also limits the Company's ability to pay dividends. At June 30, 1999 and December 31, 1998, there were no borrowings outstanding under the line of credit facility; as of each date, $12,500,000 and $10,200,000, respectively, were available to the Company under the line of credit.

During the quarter, the Company transferred its rights to certain accounts receivable to a finance company in exchange for cash payments from the finance company. Total cash received by the Company in the quarter ended June 30, 1999 under these arrangements totaled approximately $2,564,000.

The Company, together with a third party leasing company, offers a leasing program available to current and potential customers. Under the program, customers are able to purchase Ardent products through operating and capital leases with a third-party lessor. All sales under this program are subject to the Company's normal revenue recognition policies and are made without recourse to the Company. Cash received under the program for the quarter ended and six months ended June 30, 1999 totaled approximately $1,914,000 and $3,791,000, respectively.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan and future amounts available under its credit facility, if any, will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137), which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company is currently evaluating this statement, but does not expect it to significantly affect the accounting and reporting of its current hedging program.

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

The Company has prepared and made available to its customers a Year 2000 readiness statement addressing its products. The Company has been informed by most of its vendors of material hardware and software components that the products of these vendors used by the Company are currently Year 2000 compliant. The Company has also performed testing and assessment on its internally developed systems and expects to complete all such testing, assessment and necessary abatement by September 30, 1999.

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

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward looking statements. When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company or any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements," which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements. The Company advises readers that the various risk factors described below and in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Approximately 38% of the Company's total revenue for the quarter ended June 30, 1999 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations of foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuations on such results. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's working capital line of credit agreement provides for borrowings which bear interest at a variable rate based on a prime rate. As of June 30, 1999, the Company had no borrowings outstanding pursuant to the credit agreement. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on its financial position, results of operations and cash flows should not be material.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. On May 11, 1999, the United States District Court for the District of Colorado issued an order compelling arbitration and the Company has filed for arbitration. While the outcome cannot be predicted with certainty, management of the Company believes that the actions against the Company are without merit and plans to continue to oppose them vigorously.

The Company is the defendant in an action filed in July 1998 in the U.S. District Court for the Southern District of Ohio. The plaintiff, with whom the Company entered into a joint venture in 1996 to develop the Object Studio product, alleges in its complaint that the Company is obligated to support the joint venture in amounts up to $1,400,000 per year for an aggregate present value liability of up to $8,000,000. The Company denied its alleged liability and filed certain counterclaims against the plaintiff seeking an amount in excess of $9,000,000. The action is in the discovery and deposition stage. While the outcome cannot be predicted with certainty, management of the Company plans to continue to oppose the action vigorously.

The Company is a defendant in a class action initially filed in 1997 against Prism, prior to its acquisition by the Company, in the Superior Court of the State of California, County of Santa Clara. The action was filed on behalf of persons who acquired Prism stock during a period following its initial public offering. It alleges the improper inflation of demand for the stock around the time of the offering and seeks damages in an unspecified amount under both California corporation and federal securities laws. Prism denied the allegations against it in its answer to the complaint. The action is in the early stages of discovery. While the outcome cannot be predicted with certainty, management of the company plans to continue to oppose the action vigorously.

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

ITEMS 2. - 3.  NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of stockholders of the Company was held on May 10, 1999. Of the 16,176,376 shares eligible to vote, 9,505,261 were represented at the meeting. The following matters were approved at the meeting:

1) The re-election to the Board of Directors of Peter Gyenes and David W. Brunel, each for a term of three years expiring in 2002. Peter Gyenes received favorable votes of 9,431,393 shares; 73,868 shares were withheld from voting. David W. Brunel received favorable votes of 9,430,823 shares; 74,438 shares were withheld from voting. Robert G. Claussen, Martin T. Hart and Robert M. Morrill continue as Directors and their terms expire in 2000, 2000 and 2001, respectively.

2) An amendment to the certificate of incorporation of the Company to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000. 9,370,906 shares were voted in favor; 97,581 shares were voted against; and 36,774 shares abstained from voting.

3) An amendment to the Company's employee stock purchase plan to increase the number of shares which may be issued from 700,000 to 1,000,000. 9,427,231 shares were voted in favor; 38,512 shares were voted against; and 39,518 shares abstained from voting.

ITEM 5.  NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (A)      EXHIBITS

                  27.2    Financial Data Schedule

                  (B)      REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K dated April 26, 1999 (Items 2 and 7) to update the status of the proposed acquisition of Prism Solutions, Inc. In connection with the Agreement and Plan of Merger and Reorganization, dated as of November 19, 1998, among the Company, Aquarius Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and Prism, the stockholders of Prism approved the merger and Sub was merged with and into Prism, with Prism remaining as the surviving corporation and a wholly-owned subsidiary of Ardent, on substantially the terms that were disclosed in Amendment No. 2 to the Company's registration statement on Form S-4 (No. 333-73267) that became effective on April 2, 1999. No audited financial statements or pro forma financial information were provided therewith as the Company had "previously reported" (as defined by Rule 12b-2) the same information required by Form 8-K Item 7(a) financial statements and Item 7(b) pro forma financial information in Amendment No. 2 to its registration statement on Form S-4 (No. 333-73267) that became effective on April 2, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (A)      EXHIBITS

                  27.2    Financial Data Schedule

                  (B)      REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K dated April 26, 1999 (Items 2 and 7) to update the status of the proposed acquisition of Prism Solutions, Inc. In connection with the Agreement and Plan of Merger and Reorganization, dated as of November 19, 1998, among the Company, Aquarius Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and Prism, the stockholders of Prism approved the merger and Sub was merged with and into Prism, with Prism remaining as the surviving corporation and a wholly-owned subsidiary of Ardent, on substantially the terms that were disclosed in Amendment No. 2 to the Company's registration statement on Form S-4 (No. 333-73267) that became effective on April 2, 1999. No audited financial statements or pro forma financial information were provided therewith as the Company had "previously reported" (as defined by Rule 12b-2) the same information required by Form 8-K Item 7(a) financial statements and Item 7(b) pro forma financial information in Amendment No. 2 to its registration statement on Form S-4 (No. 333-73267) that became effective on April 2, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Ardent Software, Inc.
                                    (Registrant)



    Dated: August 11, 1999          /s/ Peter Gyenes
                                    -------------------------------------------
                                    Peter Gyenes
                                    Chairman, President and
                                    Chief Executive Officer
                                    (principal executive officer)





    Dated:  August 11, 1999         /s/ Charles F. Kane
                                    ------------------------------------------
                                    Charles F. Kane
                                    Vice President, Finance
                                    and Chief Financial Officer
                                    (principal finance and accounting officer)