Form 10-Q
period 1999-09-30
ARDENT SOFTWARE INC
filed 1999-11-15
CIK 885474

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20059

                              ARDENT SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               04-2818132
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)             Identification No.)

           50 WASHINGTON STREET                        01581-1021
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

                                  YES   X    NO
                                        -

     As of October 31, 1999, there were 19,385,486 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                              ARDENT SOFTWARE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

PART I              FINANCIAL INFORMATION

Item 1.             Unaudited Condensed Consolidated Financial Statements

                    Unaudited Condensed Consolidated Balance Sheets as of
                    September 30, 1999 and December 31, 1998                                                  3

                    Unaudited Condensed Consolidated Statements of Operations
                    for the three and nine months ended September 30, 1999 and
                    September 30, 1998                                                                        4

                    Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
                    for the three and nine months ended September 30, 1999 and
                    September 30, 1998                                                                        5

                    Unaudited Condensed Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1999 and September 30, 1998                               6

                    Notes to Unaudited Condensed Consolidated Financial Statements                            7

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                      10

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                               15

PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                                                                        15

Item 6.             Exhibits and Reports on Form 8-K                                                         15

                    Signatures                                                                               16

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                                        ------------------       -----------------

ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 25,466                $24,167
   Short-term investments                                                       12,438                     --
   Accounts receivable - net                                                    30,895                 21,238
   Prepaid expenses and other current assets                                     6,764                  5,062
   Assets held for sale                                                          6,440                     --
   Deferred income taxes                                                         1,655                  1,634
                                                                              --------                -------

     Total current assets                                                       83,658                 52,101
                                                                              --------                -------

Property and equipment - net                                                     8,346                  6,587
                                                                              --------                -------

Long-term assets:
   Intangible assets - net                                                      57,599                 14,633
   Other long-term assets                                                        6,050                  5,085
   Deferred income taxes                                                         8,799                  4,398
                                                                              --------                -------

     Total long-term assets                                                     72,448                 24,116
                                                                              --------                -------

Total assets                                                                  $164,452                $82,804
                                                                              ========                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $  6,686                $ 5,476
   Accrued expenses and other current liabilities                               28,232                 17,390
   Accrued merger and restructuring costs                                        5,313                  2,112
   Deferred revenue                                                             21,409                 14,036
                                                                              --------                -------

     Total current liabilities                                                  61,640                 39,014
                                                                              --------                -------

Stockholders' equity                                                           105,768                 46,746
Cost of treasury stock                                                         (2,956)                 (2,956)
                                                                              -------                 -------

Total stockholders' equity                                                     102,812                 43,790
                                                                              --------                -------

Total liabilities and stockholders' equity                                    $164,452                $82,804
                                                                              ========                =======

See notes to condensed consolidated financial statements.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                               1999            1998             1999             1998
                                                               ----            ----             ----             ----

Revenue:
   Software                                                   $24,684         $17,127          $ 66,435        $ 49,379
   Services and other                                          20,605          12,607            53,738          35,302
                                                              -------         -------          --------        --------

     Total revenue                                             45,289          29,734           120,173          84,681
                                                              -------         -------          --------        --------

Costs and expenses:
   Cost of software                                             2,244           1,762             5,903           5,317
   Cost of services and other                                   9,611           5,724            24,570          16,676
   Selling and marketing                                       15,162          10,516            42,563          29,729
   Product development                                          5,530           4,311            15,197          13,094
   General and administrative                                   4,175           2,353            10,512           7,559
   Purchased technology                                            --              --             5,052              --
   Merger and restructuring costs                                  --              --             9,895          14,895
                                                                   --              --          --------        --------

     Total costs and expenses                                  36,722          24,666           113,692          87,270
                                                              -------         -------          --------        --------

Income (loss) from operations                                   8,567           5,068             6,481          (2,589)

Other income - net                                                321              42               806             120
                                                              -------         -------          --------        --------

Income (loss) before provision for income taxes                 8,888           5,110             7,287          (2,469)

Provision for income taxes                                      3,288           1,789             6,123             599
                                                              -------         -------          --------        --------

Net income (loss)                                             $ 5,600         $ 3,321          $  1,164        $ (3,068)
                                                              =======         =======          ========        ========

Basic income (loss) per common share                          $  0.29         $  0.22          $   0.07        $  (0.21)
                                                              =======         =======          ========        ========

Shares used in basic calculation                               19,016          14,987            17,574          14,604
                                                              =======         =======          ========        ========

Diluted income (loss) per common share                        $  0.27         $  0.20          $   0.06        $  (0.21)
                                                              =======         =======          ========        ========

Shares used in diluted calculation                             21,051          16,875            19,760          14,604
                                                              =======         =======          ========        ========

See notes to condensed consolidated financial statements.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                               1999             1998            1999             1998
                                                               ----             ----            ----             ----

Net income (loss)                                            $5,600            $3,321          $1,164          $(3,068)
Change in translation adjustment                                 14              (332)             (7)            (178)
Unrealized loss on available-for-sale securities                (49)               --              --               --
                                                             ------            ------          ------          -------

Comprehensive net income (loss)                              $5,565            $2,989          $1,157          $(3,246)
                                                             ======            ======          ======          =======

See notes to condensed consolidated financial statements.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         1999              1998
                                                                                         ----              ----

Cash flows from operating activities:
Net income (loss)                                                                      $ 1,164          $ (3,068)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                                                        10,400             5,137
   Purchased technology                                                                  5,052                --
   Amortization of restricted stock awards                                                  21                21
   Loss on disposal of assets                                                            5,911             1,093
   Deferred income taxes                                                                   111            (3,103)
Increase (decrease) in cash from:
   Current assets                                                                       (5,088)            2,191
   Current liabilities                                                                  (4,952)           10,578
                                                                                       -------          --------

     Cash provided by operating activities                                              12,619            12,849
                                                                                       -------          --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                          (15,411)               --
   Proceeds from maturities of available-for-sale securities                             2,973                --
   Expenditures for property and equipment-net                                          (3,871)           (1,987)
   Expenditures for capitalized software costs                                          (4,792)           (2,242)
   Cash acquired in a business combination                                               1,285                --
   Increase in cash surrender value of officers' life
    insurance and deposits and other                                                      (605)           (2,121)
                                                                                       -------          --------

     Cash used in investing activities                                                 (20,421)           (6,350)
                                                                                       -------          --------

Cash flows from financing activities:
   Borrowings under line-of-credit arrangements                                             --            12,620
   Repayments under line-of-credit arrangements                                             --           (15,077)
   Sale of common stock                                                                  9,643             6,516
   Repayments under capital lease and other obligations                                     --           (12,352)
                                                                                       -------          --------

     Cash provided by (used in) financing activities                                     9,643            (8,293)
                                                                                                        --------

Effect of exchange rate changes on cash                                                   (542)             (143)
                                                                                       -------          --------

Increase (decrease) in cash and cash equivalents                                         1,299            (1,937)

Cash and cash equivalents, beginning of period                                          24,167            24,155
                                                                                       -------          --------

Cash and cash equivalents, end of period                                               $25,466          $ 22,218
                                                                                       =======          ========

See notes to condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. Cash and Investments

     The Company considers liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company considers liquid investments purchased with a maturity of more than three months to be investments based on the criteria established by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company invests only in high-grade government and corporate debt securities.

     Management of the Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Held-to-maturity investments with maturities greater than 3 months but less than one year are classified as short-term investments. Held-to-maturity investments with maturities greater than one year are classified as long-term investments.

     Marketable debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are include in other income (expense). The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. Available-for-sale debt securities are classified as short-term investments.

     As of September 30, 1999, the Company recorded a net unrealized loss of $49,000 related to available-for-sale securities. Realized gains and losses were zero for the three and nine months ended September 30, 1999 and 1998.

3. Income (Loss) Per Common Share

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

     A reconciliation between shares used for the computation of basic and diluted income (loss) per common share is as follows (in thousands):

                                             Three Months Ended September 30       Nine Months Ended September 30

                                                 1999               1998                1999             1998
                                                 ----               ----                ----             ----

         Shares for basic computation           19,016             14,987              17,574           14,604
         Effect of dilutive stock options        2,035              1,888               2,186               --
                                                ------             ------              ------           ------
         Shares for diluted computation         21,051             16,875              19,760           14,604
                                                ======             ======              ======           ======

     Weighted options to purchase 55,000 and 196,000 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year, adjusted for significant non-deductible costs. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

5. Litigation

     The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington, and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. On May 11, 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and the Company has filed for arbitration. While the outcome cannot be predicted with certainty, management of the Company believes that the actions against the Company are without merit and plans to continue to oppose them vigorously.

     The Company is the defendant in an action filed in July 1998 in the U.S. District Court for the Southern District of Ohio. The plaintiff, with whom the Company entered into a joint venture in 1996 to develop the Object Studio product, alleges in its complaint that the Company is obligated to support the joint venture in amounts up to $1,400,000 per year for an aggregate present value liability of up to $8,000,000. The Company denied its alleged liability and filed certain counterclaims against the plaintiff seeking an amount in excess of $9,000,000. The action is in the final stages of discovery. While the outcome cannot be predicted with certainty, management of the Company plans to continue to oppose the action vigorously.

     The Company is a defendant in a class action initially filed in 1997 against Prism Solutions, Inc. ("Prism"), prior to its acquisition by the Company, in the Superior Court of the State of California, County of Santa Clara. The action was filed on behalf of persons who acquired Prism stock during a period following its initial public offering. It alleges the improper inflation of demand for the stock around the time of the offering and seeks damages in an unspecified amount under both California corporation and federal securities laws. Prism denied the allegations against it in its answer to the complaint. The action is in the early stages of discovery. While the outcome cannot be predicted with certainty, management of the company plans to continue to oppose the action vigorously. The Company is also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

6. Comprehensive Income (Loss)

     The Company currently records as other comprehensive income or loss the change in cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations as well as unrealized gains (losses) on available-for-sale debt securities. As of September 30, 1999 and December 31, 1998, the cumulative translation adjustment was $(251,000) and $(244,000), respectively. As of September 30, 1999, the Company recorded a net unrealized loss of $49,000 related to available-for-sale securities.

7. Acquisition

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

8. Restructuring Costs

     The Company recorded a one-time restructuring charge of $9,895,000 in June 1999 related principally to the discontinuation of the O2 System product line ("O2"). Included in these costs were: $5,894,000 for impairment of assets, $3,617,000 for severance and related benefits, $332,000 for closure of facilities, and $52,000 for financial advisor, legal and accounting fees. As of September 30, 1999, approximately $836,000 remains unpaid, comprised principally of severance and facility costs.

     The decision to discontinue O2 was made due to ongoing difficulties experienced by the Company in achieving projected sales levels and forecasts which indicated that ongoing performance would continue to be less than originally expected. Accordingly, the Company determined that scaling back this activity and investing funds elsewhere was a more appropriate use of the Company's limited capital resources.

     Recognizing that this decision raised the possibility that intangibles directly associated with O2 could be impaired, the Company estimated the remaining non-discounted cash flows to be generated by those O2 activities to be continued by the Company (principally residual maintenance and service work) and compared the aggregate of such amounts to the net book value of the intangible assets recorded at the date O2 was acquired. Since the non-discounted cash flows from the remaining O2 activities were less than the carrying amount of O2 assets at June 30, 1999, an impairment charge of $5,984,000 was recorded. In calculating this charge, the fair value of the remaining O2 intangible and other long-lived assets was determined by discounting the cash flow estimates to their net present value using a discount rate of 8%.

9. New Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company is currently evaluating this statement, but does not expect it to significantly affect the accounting and reporting of its current hedging program.

     In December 1998, the AICPA released Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when the following conditions exist: (1) there is vendor-specific objective evidence, or VSOE, of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting; (2) VSOE of fair value does not exist for one or more of the delivered elements; and (3) all revenue recognition criteria of SOP 97-2, other than the requirement for VSOE of the fair value of each delivered element, are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 did not have a material effect on the Company's consolidated financial position or results of operations.

10. Segment Information

     The Company has identified two distinct and reportable segments: the Database segment and the Data warehouse segment. The Company considers these two segments reportable under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", criteria as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's chief decision makers and Board of Directors. Evaluations of each segment are done on the basis of revenue and income (loss) from operations, excluding any tax effects, interest income or interest expense.

     The accounting policies of each segment are the same as those described in
     Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There are no intercompany transactions between the two business segments. The following table presents information about the Company's operating segments for the quarters and nine months ended September 30:

                                                                                                   TOTAL
         Three Months Ended September 30, 1999          DATABASE          DATA WAREHOUSE        CONSOLIDATED
                                                        --------          --------------        ------------
         Revenue from external customers                $26,064               $19,225             $45,289
         Income from operations                           7,659                   908               8,567


                                                                                                   TOTAL
         Three Months Ended September 30, 1998         DATABASE           DATA WAREHOUSE        CONSOLIDATED
                                                       --------           --------------        ------------
         Revenue from external customers                $24,990                $4,744             $29,734
         Income from operations                           4,967                   101               5,068


                                                                                                   TOTAL
         Nine months ended September 30, 1999          DATABASE           DATA WAREHOUSE        CONSOLIDATED
                                                       --------           --------------        ------------
         Revenue from external customers                $78,422               $41,751            $120,173
         Non-recurring charges*                           9,895                 5,052              14,947
         Income (loss) from operations                    8,701               (2,220)               6,481


                                                                                                   TOTAL
         Nine Months Ended September 30, 1998          DATABASE           DATA WAREHOUSE        CONSOLIDATED
                                                       --------           --------------        ------------
         Revenue from external customers                $73,976               $10,705             $84,681
         Non-recurring charges**                         14,895                    --              14,895
         Loss from operations                           (2,535)                  (54)             (2,589)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     ARDENT SOFTWARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

On April 26, 1999, the Company acquired all of the outstanding shares of Prism Solutions, Inc. (see also footnote 6 to the condensed consolidated financial statements). The accounts of Prism have been included in the Company's results of operations beginning with the effective date of the acquisition.

The following table sets forth certain data as a percentage of total revenue for the three and nine months ended September 30, 1999 and 1998.

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                  1999           1998             1999          1998
                                                  ----           ----             ----          ----

Revenue:
   Software                                       54.5%          57.6%            55.3%         58.3%
   Services and other                             45.5           42.4             44.7          41.7
                                                 -----          -----            -----         -----

Total revenue                                    100.0          100.0            100.0         100.0
                                                 -----          -----            -----         -----

Costs and expenses:
   Cost of software                                5.0            5.9              4.9           6.3
   Cost of services and other                     21.2           19.3             20.4          19.7
   Selling and marketing                          33.5           35.4             35.4          35.1
   Product development                            12.2           14.5             12.7          15.5
   General and administrative                      9.2            7.9              8.8           8.9
   Purchased technology                             --             --              4.2             -
   Merger and restructuring costs                   --             --              8.2          17.6
                                                 -----          -----            -----         -----

Total costs and expenses                          81.1           83.0             94.6         103.1
                                                 -----          -----            -----         -----

Income (loss) from operations                     18.9%          17.0%             5.4%         (3.1)%
                                                 =====          =====            =====         =====

REVENUE

The Company's total revenue increased 52% to $45,289,000 in the third quarter of 1999 from $29,734,000 in the third quarter of 1998 and increased 42% to $120,173,000 for the first nine months of 1999 compared to $84,681,000 for the first nine months of 1998.

Software license revenue for the three and nine months ended September 30, 1999 increased 44% and 35% to $24,684,000 and $66,435,000, respectively, from $17,127,000 and $49,379,000 for the same periods in 1998. The Company continues to experience growth of its customer base due to strong demand for its data warehouse products. Data warehouse license revenue for the three and nine month period ended September 30, 1999 increased 220% and 196% to $11,929,000 and $25,780,000, respectively, from $3,727,000 and $8,709,000 for the same periods a year ago. Data warehouse license revenue represented approximately 48% and 39% of license revenue in the three and nine months ended September 30, 1999, respectively, compared to 22% and 18% of license revenue in the same periods of the prior year. Embedded database and tools license revenue for the three and nine months ended September 30, 1999 remained relatively flat at $12,755,000 and $40,655,000, respectively, compared to $13,400,000 and $40,670,000 for the same periods of the prior year. Software license revenue represented 55% of total revenue for the quarter and nine months ended September 30, 1999, compared to 58% for the same periods in 1998.

Services and other revenue, consisting of consulting, training, and software maintenance increased 63% and 52% to $20,605,000 and $53,738,000 for the quarter and nine months ended September 30, 1999, respectively, as compared to $12,607,000 and $35,302,000 for the quarter and nine months ended September 30, 1998. The increase in total revenue is due to increases in the installed customer base as well as the acquisition of Prism Solutions, Inc., for which revenues from April 26, 1999 to September 30, 1999 are included. Consulting and training revenue increased 102% and 97% to $9,212,000 and $22,664,000, respectively, for the three and nine months ended September 30, 1999, from $4,569,000 and $11,506,000, respectively, for the three and nine months ended September 30, 1998, principally due to the acquisition of Prism and increased demand for data warehouse consulting services. Maintenance revenue increased 42% and 31% to $11,393,000 and $31,074,000, respectively, for the three and nine months ended September 30, 1999, from $8,038,000 and $23,796,000, respectively, for the same periods in 1998 due to continued growth in the Company's installed customer base, principally due to the acquisition of Prism and growth of the data warehouse segment, as well as continued improvement in maintenance capture rates. Services and other revenue increased to 46% and 45% of total revenue for the third quarter and first nine months of 1999, respectively, compared to 42% for the same fiscal periods of 1998.

COST OF SOFTWARE

Cost of software, which consists of amortization of technology licenses and capitalized software, product royalties, product documentation, packaging, media and production costs, increased by 27% to $2,244,000 for the third quarter of 1999 as compared to $1,762,000 for the comparable period in the prior year, and increased 11% to $5,903,000 for the nine months ended September 30, 1999 from $5,317,000 for the nine months ended September 30, 1998. The increase in total cost of software for the three and nine months ended September 30, 1999 is primarily due to increases in amortization associated with the acquisition of Prism. Cost of software as a percentage of license revenue slightly decreased to 9% for the three and nine months ended September 30, 1999, from 10% and 11% for the same periods of the prior year. These relatively flat levels of expense year over year are due to the fixed nature of these costs and minimal changes in the mix of product revenues that have associated royalties.

COST OF SERVICES AND OTHER

Cost of services and other, which consist of consulting, training, and other customer support service costs, increased 68% to $9,611,000 for the third quarter of 1999 and 47% to $24,570,000 for the first nine months of 1999 as compared to $5,724,000 and $16,676,000, respectively, for the same periods a year ago. The increase in total costs is principally due to the acquisition of Prism Solutions, Inc. The profit margin associated with services and other revenue increased to 54% from 53% for the first nine months of 1999 as compared to the first nine months of 1998 and decreased to 53% for the third quarter of 1999 from 55% for the third quarter of 1998. Costs of services represented 47% and 46% of services revenue for the three and nine months ended September 30, 1999, respectively, and 45% and 47% for the same periods of 1998.

SELLING AND MARKETING

Selling and marketing expenses, which consist primarily of sales organization costs and marketing programs, remained relatively flat at 34% and 35% of total revenue or $15,162,000 and $42,563,000, respectively, in the three and nine months ended September 30, 1999 as compared to 35% of total revenue or $10,516,000 and $29,729,000, respectively, for the comparable periods of the prior year. The relatively flat levels of spending year over year is primarily due to increased investments in the data warehouse product line offset by decreases in selling and marketing programs for the relational database technology and tools product line and the discontinuation of the O2 System product line.

PRODUCT DEVELOPMENT

Product development expenses, which consist primarily of salaries and related benefits of development personnel and facility costs, increased 28% to $5,530,000 in the third quarter of 1999 from $4,311,000 in the third quarter of 1998 and increased 16% to $15,197,000 in the first nine months of 1999, as compared to $13,094,000 for the same fiscal period of the prior year. The increase in total product development expenses is due to the acquisition of Prism and increased investments in the DataStage suite of products. Product development expenses as a percentage of total revenue were 12% and 13 % for the third quarter and the first nine months of 1999, respectively, as compared to 15% and 16% for the same fiscal periods in 1998. The decreases in expense as a percentage of revenue are principally due to the synergies gained from the acquisition of Prism as well as the discontinuation of the O2 product line.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of finance, human resources, legal, information systems, administrative departments and amortization of purchased goodwill. General and administrative expenses increased 77% in the third quarter of 1999 to $4,175,000 from $2,353,000 in the comparable period of 1998. General and administrative expenses increased 39% to $10,512,000 in the first nine months of 1999 from $7,559,000 for the same period a year ago. This increase is primarily due to goodwill amortization associated with the acquisition of Prism Solutions, Inc. Although the Company has undergone significant growth, Ardent continues to experience significant leverage of the general and administrative function. Exclusive of goodwill amortization related to the acquisition of Prism, general and administrative expenses represented 6% and 7% of total revenue for the three and nine months ended September 30, 1999, respectively, versus 8% and 9% for the same periods of 1998.

RESTRUCTURING COSTS

The Company recorded a one-time restructuring charge of $9,895,000 in June 1999 principally related to the discontinuation of the O2 System product line. Included in these costs were: $5,894,000 for impairment of assets, $3,617,000 for severance and related benefits, $332,000 for closure of facilities, and $52,000 for financial advisor, legal and accounting fees. As of September 30, 1999, approximately $836,000 remains unpaid, comprised principally of severance and facility costs.

The decision to discontinue O2 was made due to ongoing difficulties experienced by the Company in achieving projected sales levels and forecasts which indicated that ongoing performance would continue to be less than originally expected. Accordingly, the Company determined that scaling back this activity and investing funds elsewhere was a more appropriate use of the Company's limited capital resources.

Recognizing that this decision raised the possibility that intangibles directly associated with O2 could be impaired, the Company estimated the remaining non-discounted cash flows to be generated by O2 activities to be continued by the Company (principally residual maintenance and service work) and compared the aggregate of such amounts to the net book value of the intangible assets recorded at the date O2 was acquired. Since the non-discounted cash flows from the remaining O2 activities were less than the carrying amount of O2 assets at June 30, 1999, an impairment charge of $5,984,000 was recorded. In calculating this charge, the fair value of the remaining O2 intangible and other long-lived assets was determined by discounting the cash flow estimates to their net present value using a discount rate of 8%.

INCOME TAXES

The Company recorded a provision for income taxes of $3,288,000 and $6,123,000 for the three and nine months ended September 30, 1999, respectively, compared to $1,789,000 and $599,000 for the same periods in 1998. The effective tax rate recorded in the quarter ended September 30, 1999 was 37%. The provision for the nine months ended September 30, 1999 represents an effective tax rate of 84%. The year-to-date effective tax rate is substantially different than the statutory rate due primarily to the non-deductibility of purchased technology and restructuring charges incurred in the second quarter of 1999.

FOREIGN CURRENCY TRANSLATION

The Company hedges its exposure to foreign currency fluctuations on inter-company balances of certain of its international subsidiaries through foreign exchange forward contracts. These contracts are comprised of contracts to sell foreign currency aggregating $3,737,000 and $9,302,000 at September 30, 1999 and December 31, 1998, respectively, of notional amount, principally British pounds and French francs. These contracts are short-term in duration (typically 90 days or less) and have limited market risk, since decreases or increases in the unrealized gain or loss on any position is generally fully offset by corresponding increases or decreases in gains and losses on the inter-company balances being hedged. Credit risk is limited to the risk that counterparties to these contracts fail to deliver at maturity. The Company deals only with reputable financial institutions in entering into these contracts and therefore believes that credit risk is insignificant. Currency forward contracts are used only to hedge identified foreign currency commitments and are never held for speculative purposes. The gains and losses associated with currency rate changes on these contracts, net of the corresponding gains and losses on the hedged inter-company accounts, are recorded as a component of other income/expense in the period the change occurs. Foreign exchange gains or losses were not material in any period presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through sales of equity securities and positive cash flow from operations, including sales of receivables to finance companies. At September 30, 1999 the Company had $37,904,000 in cash, cash equivalents and short-term investments and $22,018,000 in working capital ($43,427,000 excluding deferred revenue, the satisfaction of which will have no significant cash impact). The Company has a working capital line of credit with a bank under which the Company may borrow, on an unsecured basis, up to the lesser of $12,500,000 or 70-80% of eligible domestic and foreign accounts receivable, conditioned upon meeting financial covenants, including maintaining specified levels of quarterly earnings, tangible net worth and liquidity. The line of credit also limits the Company's ability to pay dividends. At September 30, 1999 and December 31, 1998, there were no borrowings outstanding under the line of credit facility; as of each date, $12,500,000 and $10,200,000, respectively, were available to the Company under the line of credit.

During the quarter, the Company transferred its rights to certain accounts receivable to a finance company in exchange for cash payments from the finance company. Total cash received by the Company in the quarter ended September 30, 1999, under these arrangements, totaled approximately $2,111,000.

The Company, together with a third party leasing company, offers a leasing program available to current and potential customers. Under the program, customers are able to purchase Ardent products through operating and capital leases with a third-party lessor. All sales under this program are subject to the Company's normal revenue recognition policies and are made without recourse to the Company. Cash received under the program for the quarter and nine months ended September 30, 1999 totaled approximately $673,000 and $4,464,000, respectively.

The Company believes that its available cash, anticipated cash generated from operations based upon its operating plan and future amounts available under its credit facility, if any, will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company is currently evaluating this statement, but does not expect it to significantly affect the accounting and reporting of its current hedging program.

In December 1998, the AICPA released Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when the following conditions exist: (1) there is vendor-specific objective evidence, or VSOE, of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting; (2) VSOE of fair value does not exist for one or more of the delivered elements; and (3) all revenue recognition criteria of SOP 97-2, other than the requirement for VSOE of the fair value of each delivered element, are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 did not have a material effect on the Company's consolidated financial position or results of operations.

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

The Company has prepared and made available to its customers a Year 2000 readiness statement addressing its products. The Company maintains that its products are Year 2000 compliant as developed or may be brought into compliance via updates and/or new releases. The Company has been informed by most of its vendors of material hardware and software components that the products of these vendors used by the Company are currently Year 2000 compliant. The Company has performed testing and assessment on its internally developed systems and has completed all necessary updates as of September 30, 1999. Additionally, the Company has identified and repaired or replaced third-party software and hardware that were determined not to be Year 2000 compliant.

Costs -- To date, the Company has not incurred material incremental expenditures in connection with identifying, evaluating and correcting Year 2000 compliance issues. Most of the expenses have related to the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters.

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

Approximately 39% of the Company's total revenue for the quarter ended September 30, 1999 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations, which are conducted in foreign currencies, changes in the value of those currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations of foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuations on such results. If, for any reason, exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

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

The Company's business is led by a number of key, highly skilled technical, managerial and marketing personnel, the loss of which could adversely affect the Company. Competition for such personnel in the software industry is intense. The success of the Company depends in large part on the ability to hire and retain such personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's working capital line of credit agreement provides for borrowings which bear interest at a variable rate based on a prime rate. As of September 30, 1999, the Company had no borrowings outstanding pursuant to the credit agreement. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on its financial position, results of operations and cash flows should not be material.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in two actions filed against Unidata prior to its merger into the Company, one in May 1996 in the U.S. District Court for the Western District of Washington, and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. On May 11, 1999, the United States District Court for the District of Colorado issued an order compelling arbitration and the Company has filed for arbitration. While the outcome cannot be predicted with certainty, management of the Company believes that the actions against the Company are without merit and plans to continue to oppose them vigorously.

The Company is the defendant in an action filed in July 1998 in the U.S. District Court for the Southern District of Ohio. The plaintiff, with whom the Company entered into a joint venture in 1996 to develop the Object Studio product, alleges in its complaint that the Company is obligated to support the joint venture in amounts up to $1,400,000 per year for an aggregate present value liability of up to $8,000,000. The Company denied its alleged liability and filed certain counterclaims against the plaintiff seeking an amount in excess of $9,000,000. The action is in the final stages of discovery. While the outcome cannot be predicted with certainty, management of the Company plans to continue to oppose the action vigorously.

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

ITEMS 2. - 5. NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

               (A)  EXHIBITS

                         27.3 - Financial Data Schedule

               (B)  REPORTS ON FORM 8-K

                         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Ardent Software, Inc.
                                               (Registrant)

     Dated: November 12, 1999                /s/ Peter Gyenes
                                             -----------------------------------

                                             Peter Gyenes
                                             Chairman, President and
                                             Chief Executive Officer
                                             (principal executive officer)

     Dated: November 12, 1999                /s/ Charles F. Kane
                                             -----------------------------------

                                             Charles F. Kane
                                             Vice President, Finance
                                             and Chief Financial Officer
                                             (principal finance and accounting
                                              officer)